Form 10-Q
period 2003-09-30
CHAAS ACQUISITIONS LLC
filed 2003-11-12
CIK 1244041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 333-106356

CHAAS ACQUISITIONS, LLC.

(Exact name of registrant as specified in its charter)

Delaware	41-2107245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12900 Hall Road, Suite 200, Sterling Heights, MI	48313
(Address of principal executive offices)	(Zip Code)

(586) 997-2900
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒       No    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2003
Membership Units	100

CHAAS ACQUISITIONS, LLC

INDEX

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Condensed Balance Sheet of the Company as of September 30, 2003 and the Consolidated Condensed Balance Sheet for the Predecessor as of December 31, 2002

Consolidated Condensed Statements of Operations of the Company for the three months ended September 30, 2003 and for the period from April 15, 2003 through September 30, 2003 and the Consolidated Condensed Statements of Operations for the Predecessor for the period January 1, 2003 through April 14, 2003, the three months ended September 30, 2002 and the Nine Months ended September 30, 2002

Consolidated Condensed Statements of Cash Flows for the Company for the period from April 15, 2003 through September 30, 2003 and the Consolidated Condensed Statements of Cash Flows for the Predecessor for the period January 1, 2003 through April 14, 2003 and the Nine Months ended September 30, 2002

Consolidated Condensed Statement of Changes in Members’ Equity for the period from April 15, 2003 through September 30, 2003 for the Company and the period from January 1, 2003through April 14, 2003 for the Predecessor

Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information and Signature

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security-Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED BALANCE SHEETS

As of September 30, 2003 and December 31, 2002

(Dollars in thousands)

	Company	Predecessor
	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash	$4,348	$2,653
Accounts receivable, less reserves of $1,897 and $1,857, respectively	65,725	51,526
Inventories
Raw materials	17,168	14,631
Work-in-process	10,970	9,893
Finished goods	20,006	19,068
Reserves	(3,537)	(2,910)
Total inventories	44,607	40,682
Deferred income taxes	3,134	109
Other current assets	15,691	13,370
Total current assets	133,505	108,340
Property and equipment, net	61,884	60,572
Goodwill	165,217	47,308
Other intangible assets, net	7,219	3,635
Deferred income taxes	2,804	1,981
Other noncurrent assets	1,987	2,319
	$372,616	$224,155

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,197	$18,215
Accounts payable	36,050	33,159
Accrued liabilities	39,328	30,762
Deferred income taxes	2,998	—
Mandatorily redeemable warrants	—	5,250
Total current liabilities	80,573	87,386

Noncurrent liabilities
Deferred income taxes	1,651	629
Other noncurrent liabilities	2,933	5,796
Long-term debt, less current maturities	183,470	136,732
Total noncurrent liabilities	188,054	143,157

Members’ equity
Units	100,900	—
Class A Units	—	7,348
Class A-1 Units	—	4,117
Other comprehensive loss	2,462	85
Retained earnings (accumulated deficit)	627	(17,938)
	103,989	(6,388)
	$372,616	$224,155

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

 (Dollars in thousands)

(Unaudited)

	Company		Predecessor
	Three months ended September 30, 2003	Period from April 15, 2003 through September 30, 2003	Period from January 1, 2003 through April 14, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2002

Net sales	$86,770	$171,000	$101,854	$80,088	$254,279
Cost of sales	65,750	128,825	76,508	61,143	191,004

Gross profit	21,020	42,175	25,346	18,945	63,275

Selling, administrative and product development expenses	13,862	23,251	14,908	11,491	34,032
Stock option compensation	—	—	10,125	—	—
Transaction expenses	—	—	3,784	—	—
Amortization of intangible assets	208	208	11	6	19

Operating income (loss)	6,950	18,716	(3,482)	7,448	29,224

Other income (expense)
Interest expense	(5,590)	(9,114)	(4,772)	(4,375)	(12,232)
Loss resulting from debt extinguishment	(326)	(6,293)	—	—	—
Foreign currency gain (loss), net	—	2	3,240	(1,167)	5,747
Other income (expense)	61	132	(84)	1	(115)

Income (loss) before income taxes and cumulative effect of accounting change	1,095	3,443	(5,098)	1,907	22,624
Provision for income taxes	927	2,816	1,600	1,140	4,075
Income (loss) before cumulative effect of accounting change	168	627	(6,698)	767	18,549
Cumulative effect of accounting change for goodwill impairment	—	—	—	—	(29,207)

Net income (loss)	$168	$627	$(6,698)	$767	$(10,658)

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Company	Predecessor
	Period from April 15, 2003 through September 30, 2003	Period from January 1, 2003 through April 14, 2003	Nine Months ended September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$627	$(6,698)	$(10,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,370	3,695	9,277
Cumulative effect of accounting change for goodwill impairment	—	—	29,207
Stock option compensation	—	10,125	—
Loss resulting from debt extinguishment	6,293	—	—
Deferred taxes	550	(87)	883
Foreign currency (gain) loss	(2)	(3,061)	(6,127)
(Gain) loss on disposal of assets	(11)	68	216
Changes in assets and liabilities, net	(2,261)	(1,144)	(4,835)

Net cash provided by operating activities	10,566	2,898	17,963

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,510)	(2,512)	(9,849)
Acquisition of predecessor, net of cash acquired	(108,367)	—	—

Net cash (used for) investing activities	(113,877)	(2,512)	(9,849)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt	347,533	—	—
Debt issuance costs	(13,302)	—	—
Net increase (decrease) in revolving loan	(8,903)	6,426	5,096
Repayment of debt	(328,767)	(2,218)	(11,308)
Issuance of membership units	100,900	—	—
Distributions to members	—	(121)	(3,355)
Net cash provided by (used for) financing activities	97,461	4,087	(9,567)

Effect of exchange rate changes	3,368	(296)	1,121
Net (decrease) increase in cash	(2,482)	4,177	(332)
Cash at beginning of period	6,830	2,653	2,139
Cash at end of period	$4,348	$6,830	$1,807

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Predecessor
	Members’ capital	Other comprehensive loss	Accumulated deficit	Total members’ equity

Balance at December 31, 2002	$11,465	$85	$(17,938)	$(6,388)
Distributions to members	—	—	(122)	(122)
Currency translation adjustment	—	(424)	—	(424)
Net (loss)	—	—	(6,698)	(6,698)
Balance at April 14, 2003	$11,465	$(339)	$(24,758)	$(13,632)

	Company
	Members’ capital	Other comprehensive loss	Retained earnings	Total members’ equity

Sale of Membership interests on April 15, 2003	$100,900	$—	$—	$100,900
Currency translation adjustment	—	2,462	—	2,462
Net income	—	—	627	627
Balance at September 30, 2003	$100,900	$2,462	$627	$103,989

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.             BASIS OF PRESENTATION

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (the “Predecessor”) were acquired by Castle Harlan Partners IV, L.P. (the “Acquisition”), a private equity investment fund organized and managed by Castle Harlan Inc., a leading private equity firm. CHAAS Holdings, LLC was formed in April 2003 in connection with the Acquisition and is the direct parent of CHAAS Acquisitions, LLC (the “Company”) which was also formed pursuant to the Acquisition.

The financial statements of the Company for periods subsequent to April 14, 2003 are referred to as the financial statements of the “Company.” All financial statements prior to that date are referred to as the financial statements of the “Predecessor.”

The Acquisition was accounted for in accordance with the purchase method of accounting.  Accordingly, the purchase price of the Acquisition has been allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.  However, it is not possible at this time to reasonably estimate the separate amounts attributable to identifiable intangible assets or goodwill since the measurement of these assets requires the expertise of an independent appraiser.  Accordingly, the entire amount of the excess of the purchase consideration has currently been allocated to goodwill, but is expected to be allocated between goodwill and other identifiable intangible assets based upon the appraiser’s valuation.  The Company has engaged an independent appraiser whose work is ongoing.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its and the Predecessor’s financial position as of September 30, 2003 and December 31, 2002 and the results of its and the Predecessor’s operations for the three month period ended September 30, 2003, the period from April 15, 2003 through September 30, 2003, the period from January 1, 2003 through April 14, 2003 and the three and nine month period ended September 30, 2002.

2.                                       INDEBTEDNESS

On May 23, 2003, the Company sold $150,000 of its Senior Notes due June 15, 2011 (“Senior Notes”).  Interest on the Senior Notes accrues at a rate of 10 ¾% per anum and is paid semiannually on June 15 and December 15 each year.  The first interest payment is due December 15, 2003.  The Senior Notes are unsecured and rank pari passu with existing and future senior debt of the Company.  Prior to June 15, 2006, the Company, at its option, may redeem up to 35% of the Senior Notes with the proceeds of from one or more public equity offerings at a price equal to 110.75% of the principal amount of the notes being redeemed.  Upon the occurrence of a change in control of the Company, as defined by the indenture, the Company is required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes.  The indenture places certain limits on the Company, the most restrictive of which include the restriction on the incurrence of additional indebtedness by the Company, the payment of dividends on and redemption of capital of the Company, the redemption of  certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transaction with affiliates, consolidations, mergers and transfers of all or substantially all of the Company’s assets.

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement, which required the Company to offer to the holders of the original notes the opportunity to exchange the original notes for replacement notes (“New Senior Notes”) having a like principal amount of the original notes and identical in all material respects to the original notes, except that the New Senior Notes would not bear legends restricting the transfer thereof. The Company filed a registration statement on Form S-4 for the New Senior Notes with the Securities and Exchange Commission (“SEC”) on June 6, 2003.  The registration statement was declared effective by the SEC on October 16, 2003.  The Company launched an exchange offer with respect to $150,000 of the original notes on October 17, 2003. The exchange offer will expire at 12:00 midnight EST, on November 17, 2003 and the Company expects to consummate the exchange offer on November 18, 2003.

On April 15, 2003, the Company entered into a new credit facility consisting of a revolving credit facility and term loans as follows:  (1) a revolving credit facility comprised of (a) a $29,700 U.S. revolving credit facility and (b) a 9,600 European Euro revolving credit facility; (2) a term loan A facility comprised of (a) a $29,700 U.S. term loan A and (b) a 9,600 European Euro term loan A; and (3) a term loan B comprised of (a) a $48,200 U.S. term loan B and (b) a 15,600 European Euro term loan B.  The Company used a portion of the proceeds from the sale of our $150,000 Senior Notes offering to (i) repay our U.S. term loan A, (ii) repay its U.S. term loan B and (iii) repay a portion of our European term loan B, together with interest accrued thereon.  In addition, upon consummation of the offering, its revolving credit facility was increased to a $35,000 U.S. revolving credit facility and a 15,000 million European Euro revolving credit facility.

On April 15, 2003, a convertible senior subordinated bridge note in the principal amount of $55,000 was issued to CHP IV by Valley and SportRack.  The Company used a portion of the proceeds from the sale of its $150,000 Senior Notes offering to fully repay the bridge note, together with accrued interest thereon.  The interest rate on the bridge note was 12% per annum.

On April 15, 2003, subordinated promissory notes in an aggregate principal amount of $10,000 were issued to the sellers by Valley and SportRack.  The interest rate on the subordinated promissory notes is 12% per annum until maturity, subject to certain exceptions.  Accrued interest is not payable in cash but is capitalized and added to principal.  The maturity date on the subordinated promissory notes will be no earlier than 91 days subsequent to the maturity date of our $150,000 Senior Notes, subject to certain exceptions as described in the debt agreements.

On May 16, 2003, we redeemed all of our then outstanding 9¾ % Senior Subordinated Notes due 2007 at the optional redemption price of 104 7/8% of the principal amount thereof plus accrued interest.  Upon consummation of the acquisition of the Prececessor, we deposited funds in escrow sufficient to effect a covenant defeasance of the senior subordinated notes and to consummate the redemption through the redemption date.  The amount of the redemption, which includes accrued interest and premiums, was $132,600.

3.                                       MEMBERS’ EQUITY

In connection with the Acquisition, the Company sold 100 of its membership units to CHAAS Holdings, LLC for $100,900 in cash.

4.                                       COMPREHENSIVE INCOME

Comprehensive income (loss) for the Company and the Predecessor is as follows:

	Company		Predecessor
	Three months ended September 30, 2003	Period from April 15, 2003 through September 30, 2003	Period from January 1, 2003 through April 14, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2002
Net income (loss)	$168	$627	$(6,698)	$767	$(10,658)
Change in the cumulative translation adjustment	3,373	2,462	(424)	753	414
Comprehensive income (loss)	$3,541	$3,089	$(7,122)	$1,520	$(10,244)

5.             CUMULATIVE EFFECT OF ACCOUNTING CHANGE (PREDECESSOR)

On January 1, 2002, the Predecessor adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS 142) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  SFAS 142 changed the methodology for assessing goodwill impairments.  The initial application of this statement resulted in an impairment of goodwill of $29,207 to write down goodwill related to the Valley Industries Acquisition.  The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of accounting change during the first quarter of 2002.  Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which was determined based on the discounted estimated future cash flows of the reporting units.  As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge.  Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations or cash flows

Other intangible assets at September 30, 2003 and December 31, 2002 consist of deferred financing costs, a defined benefit pension asset and patents and licenses.

6.                                       CONDENSED CONSOLIDATING INFORMATION

On May 23, 2003, the Company’s wholly-owned subsidiaries, Advanced Accessory Systems, LLC and AAS Capital Corporation, issued and sold the Senior Notes.  The Senior Notes are guaranteed on a full, unconditional and joint and several basis by the Company and all of the Company’s direct and indirect wholly-owned domestic subsidiaries.  The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (the “Parent”), as if it accounted for its subsidiaries on the equity method, (ii) Advanced Accessory Systems, LLC and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, Valley Industries, LLC, AASA Holdings, LLC and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The operating results of the guarantor and non-guarantor subsidiaries have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary’s relative business activity, including interest on intercompany debt balances.  Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at September 30, 2003.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
ASSETS
Current assets
Cash	$16	$873	$878	$2,581	$—	$4,348
Accounts receivable	—	—	40,459	25,266	—	65,725
Inventories	—	—	16,669	27,938	—	44,607
Deferred income taxes and other current assets	—	3,845	10,786	4,194	—	18,825
Total current assets	16	4,718	68,792	59,979	—	133,505
Property and equipment, net	—	—	33,221	28,663	—	61,884
Goodwill	—	54,284	52,835	58,098	—	165,217
Other intangible assets, net	—	6,595	312	312	—	7,219
Deferred income taxes and other noncurrent assets	—	—	723	4,068	—	4,791
Investment in subsidiaries	115,203	82,605	12,212	222	(210,242)	—
Intercompany notes receivable	—	86,031	1,682	—	(87,713)	—
Total assets	$115,219	$234,233	$169,777	$151,342	$(297,955)	$372,616

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$100	$2,097	$—	$2,197
Accounts payable	—	—	24,548	11,502	—	36,050
Accrued liabilities and deferred income taxes	500	13,077	11,928	16,821	—	42,326
Total current liabilities	500	13,077	36,576	30,420	—	80,573
Deferred income taxes and other noncurrent liabilities	—	—	149	4,435	—	4,584
Long-term debt, less currentmaturities	—	150,000	16,634	16,836	—	183,470
Intercompany debt	10,730	—	—	76,983	(87,713)	—
Members’ equity	103,989	71,156	116,418	22,668	(210,242)	103,989
Total liabilities and members’ equity	$115,219	$234,233	$169,777	$151,342	$(297,955)	$372,616

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
ASSETS
Current assets
Cash	$440	$77	$2,136	$—	$2,653
Accounts receivable	—	31,920	19,606	—	51,526
Inventories	—	16,810	23,872	—	40,682
Deferred income taxes and other current assets	80	6,836	6,563	—	13,479
Total current assets	520	55,643	52,177	—	108,340
Property and equipment, net	—	33,433	27,139	—	60,572
Goodwill	985	24,729	21,594	—	47,308
Other intangible assets, net	2,971	371	293	—	3,635
Deferred income taxes and other noncurrent assets	93	794	3,413	—	4,300
Investment in subsidiaries	78,160	9,955	—	(88,115)	—
Intercompany notes receivable	59,487	3,591	—	(63,078)	—
Total assets	$142,216	$128,516	$104,616	$(151,193)	$224,155

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$8,574	$54	$9,587	$—	$18,215
Accounts payable	—	22,346	10,813	—	33,159
Accrued liabilities and deferred income taxes	8,060	7,846	14,856	—	30,762
Mandatorily redeemable warrants	5,250	—	—	—	5,250
Total current liabilities	21,884	30,246	35,256	—	87,386
Deferred income taxes and other noncurrent liabilities	2,003	1,391	3,031	—	6,425
Long-term debt, less current maturities	124,717	252	11,763	—	136,732
Intercompany debt	—	—	63,078	(63,078)	—
Members’ equity (deficit)	(6,388)	96,627	(8,512)	(88,115)	(6,388)
Total liabilities and members’ equity	$142,216	$128,516	$104,616	$(151,193)	$224,155

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$57,608	$29,162	$—	$86,770
Cost of sales	—	—	44,878	20,872	—	65,750
Gross profit	—	—	12,730	8,290	—	21,020
Selling, administrative and product development expenses	—	1,386	6,385	6,091	—	13,862
Amortization of intangible assets	—	—	208	—	—	208
Operating income (loss)	—	(1,386)	6,137	2,199	—	6,950
Interest expense	—	3,599	1,206	785	—	5,590
Loss resulting from debt extingushment	—	—	—	326	—	326
Equity in income (loss) of subsidiaries	168	—	—	—	(168)	—
Foreign currency gain (loss), net	—	—	—	—	—	—
Other income (expense)	—	—	(7)	68	—	61
Income (loss) before income taxes	168	(4,985)	4,924	1,156	(168)	1,095
Provision (benefit) for income taxes	—	(1,747)	1,723	951	—	927
Net income (loss)	$168	$(3,238)	$3,201	$205	$(168)	$168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from April 15, 2003 through September 30, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$108,383	$62,617	$—	$171,000
Cost of sales	—	—	84,197	44,628	—	128,825
Gross profit	—	—	24,186	17,989	—	42,175
Selling, administrative and product development expenses	—	1,197	9,868	12,186	—	23,251
Amortization of intangible assets	—	—	208	—	—	208
Operating income (loss)	—	(1,197)	14,110	5,803	—	18,716
Interest expense	715	5,653	1,492	1,254	—	9,114
Loss resulting from debt extingushment	550	—	4,060	1,683	—	6,293
Equity in income (loss) of subsidiaries	1,892	—	—	—	(1,892)	—
Foreign currency gain (loss), net	—	—	2	—	—	2
Other income (expense)	—	—	7	125	—	132
Income (loss) before income taxes	627	(6,850)	8,567	2,991	(1,892)	3,443
Provision (benefit) for income taxes	—	(2,400)	2,998	2,218	—	2,816
Net income (loss)	$627	$(4,450)	$5,569	$773	$(1,892)	$627

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period from January 1, 2003 through April 14, 2003

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$67,769	$34,085	$—	$101,854
Cost of sales	—	52,853	23,655	—	76,508
Gross profit	—	14,916	10,430	—	25,346
Selling, administrative and product development expenses	(834)	8,331	7,411	—	14,908
Stock option compensation	10,125	—	—	—	10,125
Transaction expenses	3,784	3,784
Amortization of intangible assets	—	6	5	—	11
Operating income (loss)	(13,075)	6,579	3,014	—	(3,482)
Interest expense	3,495	93	1,184	—	4,772
Equity in income of subsidiaries	9,872	—	—	(9,872)	—
Foreign currency gain, net	—	3	3,237	—	3,240
Other income (expense)	—	(27)	(57)	—	(84)
Income (loss) before income taxes	(6,698)	6,462	5,010	(9,872)	(5,098)
Provision for income taxes	—	—	1,600	—	1,600
Net income (loss)	$(6,698)	$6,462	$3,410	$(9,872)	$(6,698)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2002

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$56,566	$23,522	$—	$80,088
Cost of sales	—	44,419	16,724	—	61,143
Gross profit	—	12,147	6,798	—	18,945
Selling, administrative and product development expenses	(18)	6,082	5,427	—	11,491
Amortization of intangible assets	—	3	3	—	6
Operating income	18	6,062	1,368	—	7,448
Interest expense	2,859	64	1,452	—	4,375
Equity in income of subsidiaries	3,608	—	—	(3,608)	—
Foreign currency loss, net	—	(13)	(1,154)	—	(1,167)
Other income (expense)	—	(36)	37	—	1
Income (loss) before income taxes	767	5,949	(1,201)	(3,608)	1,907
Provision for income taxes	—	—	1,140	—	1,140
Net income (loss)	$767	$5,949	$(2,341)	$(3,608)	$767

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2002

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$179,260	$75,019	$—	$254,279
Cost of sales	—	138,629	52,375	—	191,004
Gross profit	—	40,631	22,644	—	63,275
Selling, administrative and product development expenses	(23)	17,938	16,117	—	34,032
Amortization of intangible assets	—	9	10	—	19
Operating income	23	22,684	6,517	—	29,224
Interest expense	8,298	411	3,523	—	12,232
Equity in loss of subsidiaries	26,824	—	—	(26,824)	—
Foreign currency gain (loss), net	—	(13)	5,760	—	5,747
Other income (expense)	—	(161)	46	—	(115)
Income (loss) before cumulative effect of accounting change and income taxes	18,549	22,099	8,800	(26,824)	22,624
Cumulative effect of accounting change	(29,207)	(29,207)	—	29,207	(29,207)
Income (loss) before income taxes	(10,658)	(7,108)	8,800	2,383	(6,583)
Provision for income taxes	—	—	4,075	—	4,075
Net income (loss)	$(10,658)	$(7,108)	$4,725	$2,383	$(10,658)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from April 15, 2003 through September 30, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$(215)	$(7,405)	$12,593	$5,593	$—	$10,556
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(108,367)	—	—	—	—	(108,367)
Acquisition of property and equipment	—	—	(3,306)	(2,204)	—	(5,510)
Net cash used for investing activities	(108,367)	—	(3,306)	(2,204)	—	(113,877)
Cash flows from financing activities:
Change in intercompany debt	8,248	817	7,641	(16,706)	—	—
Proceeds from issuance of debt	55,000	150,000	88,916	53,617	—	347,533
Debt issuance costs	(550)	(6,595)	(4,377)	(1,780)	—	(13,302)
Net decrease in revolving loan	—	—	(8,416)	(487)	—	(8,903)
Repayment of debt	(55,000)	(140,000)	(92,256)	(41,511)	—	(328,767)
Issuance of membership units	100,900	—	—	—	—	100,900
Net cash provided by (used for) financing activities	108,598	4,222	(8,492)	(6,867)	—	97,461
Effect of exchange rate changes	—	—	—	3,368	—	3,368
Net increase (decrease) in cash	16	(3,183)	795	(110)	—	(2,482)
Cash at beginning of period	—	4,056	83	2,691	—	6,830
Cash at end of period	$16	$873	$878	$2,581	$—	$4,348

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2003 through April 14, 2003

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$(6,163)	$5,750	$3,311	$—	$2,898
Cash flows from investing activities:
Acquisition of property and equipment	—	(1,222)	(1,290)	—	(2,512)
Net cash used for investing activities	—	(1,222)	(1,290)	—	(2,512)
Cash flows from financing activities:
Change in intercompany debt	3,474	(4,495)	1,021	—	—
Net increase in revolving loan	6,426	—	—	—	6,426
Repayment of debt	—	(27)	(2,191)	—	(2,218)
Distributions to members	(121)	—	—	—	(121)
Net cash provided by (used for) financing activities	9,779	(4,522)	(1,170)	—	4,087
Effect of exchange rate changes	—	—	(296)	—	(296)
Net increase in cash	3,616	6	555	—	4,177
Cash at beginning of period	440	77	2,136	—	2,653
Cash at end of period	$4,056	$83	$2,691	$—	$6,830

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2002

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$(4,434)	$19,020	$3,377	$—	$17,963
Cash flows from investing activities:
Acquisition of property and equipment	—	(2,611)	(7,238)	—	(9,849)
Net cash used for investing activities	—	(2,611)	(7,238)	—	(9,849)
Cash flows from financing activities:
Change in intercompany debt	2,745	(15,211)	12,466	—	—
Net increase in revolving loan	5,096	—	—	—	5,096
Repayment of debt	—	(1,076)	(10,232)	—	(11,308)
Distributions to members	(3,355)	—	—	—	(3,355)
Net cash provided by (used for) financing activities	4,486	(16,287)	2,234	—	(9,567)
Effect of exchange rate changes	—	—	1,121	—	1,121
Net increase (decrease) in cash	52	122	(506)	—	(332)
Cash at beginning of period	334	2	1,803	—	2,139
Cash at end of period	$386	$124	$1,297	$—	$1,087

CHAAS ACQUISITIONS, LLC

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q.  This Form 10-Q contains forward-looking statements.  Discussions containing forward-looking statements may be found in the material set forth above, in the material set forth below, as well as in this Form 10-Q generally.  These may include statements projecting, forecasting or estimating our performance and industry trends.  General risks that may impact the achievement of such forecasts include, but are not limited to: compliance with new laws and regulations, general economic conditions in the markets in which we operate, fluctuation in demand for our products and in the production of vehicles for which we are a supplier, significant raw material price fluctuations, labor disputes with our employees or that of our significant customers or suppliers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers, our substantial leverage, limitations imposed by our debt facilities, changes in the popularity of particular vehicle models or towing and rack systems, the loss of programs on particular vehicle models, risks associated with conducting business in foreign countries and other business factors.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual events or results may differ materially from those discussed in the forward-looking statements.  All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain.  We do not intend to update these forward-looking statements.

OVERVIEW

We are one of the world’s largest designers and manufacturers of exterior accessories for the automotive original equipment manufactures (“OEM”) market and after market.  We design and manufacture a wide array of both rack systems and towing systems and related accessories.  Our broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards, and sailboards.  Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins.  Our products are sold as standard accessories or options for a variety of light vehicles.

Company Background

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (the “Predecessor”) were acquired by Castle Harlan Partners IV, L.P. (the “Acquisition”), a private equity investment fund organized and managed by Castle Harlan Inc., a leading private equity firm. CHAAS Holdings, LLC was formed in April 2003 by Castle Harlan Partners IV, L.P. in connection with the Acquisition and is the direct parent of the CHAAS Acquisitions, LLC.

Unless the context otherwise requires, all information which refers to “we”, “our” or “us” refers to the Company and its subsidiaries.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

Net sales.  Net sales for the third quarter of 2003 were $86.8 million, representing an increase of  $6.7 million, or 8.3%, compared with net sales of $80.1 million for the third quarter of 2002.  The increase for the period of $6.7 million includes approximately $3.0 million due to the increase of the average exchange rates between the U.S. dollar and the currencies used by our foreign subsidiaries, primarily in Europe.  The balance of the increase in net sales reflects an increase in sales to our OEM customers of approximately $3.9 million offset by a decrease of approximately $200,000 in sales to our automotive aftermarket customers.  Sales to our SportRack and Brink OEM customers increased by $4.3 million and $2.4 million, respectively, as a result of new program launches, while sales to Valley OEM customers decreased $2.8 million.

Gross profit.  Gross profit for the third quarter of 2003 was $21.0 million, representing an increase of $2.1 million, or 11.0%, compared with gross profit of $18.9 million for the third quarter of 2002.  The increased gross profit amount resulted from our higher net sales and a small increase in the gross profit percentage.  Gross profit as a percentage of net sales was 24.2% for the third quarter of 2003 compared to 23.7% for the third quarter of 2002. The increased gross margin percentage reflects the mix of products sold in the third quarter of 2003 including a higher percentage of our net sales being made by Brink, which has a higher gross margin percentage than we do as a whole.

Selling, administrative and product development expenses.  Selling, administrative and product development expenses for the third quarter of 2003 were $13.9 million, representing an increase of $2.4 million, or 20.6%, compared with selling, administrative and product development expenses of $11.5 million for the third quarter of 2002. This increase is primarily due to our higher sales, continuing product development costs for SportRack which is working with its OEM customers on several new programs that are expected to be launched in 2004 and beyond, and the inclusion of management fees to Castle Harlan of $746,000 in the third quarter of 2003.

Amortization of intangible assets.  Amortization of intangible assets for the third quarter of 2003 was $208,000 compared to $6,000 for the third quarter of 2002, the increase primarily reflecting increased amortization related to customer owned tooling.  We expect our amortization expense to increase in future periods after we receive the independent appraiser’s report and allocate separate amounts attributable to identifiable intangible assets which may be amortized, or goodwill which will not be amortized.  At September 30, 2003, the entire excess purchase consideration is included in goodwill and has not been amortized.

Operating income.  Our operating income for the third quarter of 2003 was $7.0 million, representing a decrease of $498,000, or 0.6%, compared to our operating income of $7.4 million for the third quarter of 2003. This decrease results from the increase in selling, administrative and product development expenses, offset partially by the increase in gross profit.

Interest expense.  Interest expense for the third quarter of 2003 was $5.6 million, representing an increase of  $1.2 million, or 27.8%, compared to interest expense of $4.4 million for the third quarter of 2002.  The increase is due to the higher level of debt outstanding during the third quarter of 2003 resulting from our purchase of the Predecessor on April 15, 2003.

Loss resulting from debt extinguishment.  On May 23, 2003 we issued $150 million of our Senior Notes due 2011 which proceeds were used to repay a senior subordinated bridge note and a portion of our credit facility (see — Debt and Credit Sources below).

Foreign currency gain (loss).  We had no foreign currency gain or loss during the third quarter of 2003.  During the third quarter of 2002 our Predecessor had a foreign currency loss of $1.2 million.   The Predecessor’s foreign currency gains and losses are primarily related to Brink, which had indebtedness denominated in U.S. Dollars, including intercompany debt.  During the third quarter of 2002, the U.S. Dollar weakened in relation to the European Euro, the functional currency of Brink.  On April 15, 2003 we refinanced our debt and repaid all the U.S. dollar denominated debt for Brink, except for intercompany indebtedness.  The intercompany indebtedness was significantly reduced and is deemed to be permanently invested, and further changes in the intercompany balances caused by foreign currency fluctuations will be recorded to the currency translation adjustment account and included in other comprehensive income.

Provision for income taxes.  Prior to April 2003 our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, the Predecessor’s domestic taxable income accrued to the individual members.  Certain of the Company’s domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions.  Effective on April 20, 2003 we filed an election for all our domestic subsidiaries to be treated as regular corporations and therefore they are now subject to federal income tax.  During the third quarter of 2003 we had income before income taxes of $1.1 million and recorded an income tax provision of $927,000.  During the third quarter of 2002, the Predecessor had a loss before income taxes for its taxable subsidiaries totaling $1.2 million and recorded a provision for income taxes of $1.1 million, including a $735,000 provision related to an ongoing income tax audit in Italy covering the periods 1998 to 2001.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries.

Net income (loss).  We had net income of $168,000 for the third quarter of 2003 and our Predecessor had net income of $767,000 for the third quarter of 2002.  The decrease in the third quarter of 2003 reflects a lesser operating income together with increased interest expense, offset by a reduced foreign currency loss and a lower provision for income taxes.

Period from April 15, 2003 through September 30, 2003 for the Company and the Period from January 1, 2003 through April 14, 2003 for the Predecessor compared to the Nine Months Ended September 30, 2002 for the Predecessor.

Net sales.  Net sales for the period from April 15, 2003 through September 30, 2003 were $171.0 million and for the period from January 1, 2003 through April 14, 2003 were $101.9 million.  During the first nine months of 2002, net sales were $254.3 million.  This increase for the period of $18.6 million, or 7.3%, is primarily due to a $13.5 million increase resulting from an increase in the average exchange rates for the period betweeen the U.S. dollar and the currencies used by our foreign subsidiaries, primarily in Europe.  Additionally, sales to the automotive aftermarket increased by approximately $3.5 million, primarily at Valley.  Sales to our OEM customers increased by $1.6 representing increases at SportRack and Brink of $10.8 million and $4.0 million, respectively, offset by a decrease in Valley OEM sales of $13.2 million.

Gross profit.  Gross profit for the period from April 15, 2003 through September 30, 2003 was $42.2 million and for the period from January 1, 2003 through April 14, 2003 was $25.3 million. During the first nine months of 2002, gross profit was $63.3 million.  This increase in 2003 of $4.2 million resulted from the increase in sales partially offset by a small decrease in the gross margin percentage.  Gross profit as a percentage of net sales was 24.7% for the period from April 15, 2003 through September 30, 2003 and was 24.9% for the period from January 1, 2003 through April 14, 2003.  During the first nine months of 2002, the gross margin percent was 24.9%.  The decrease in the gross margin percentage was primarily attributable to a higher cost basis for inventory that was acquired on April 15, 2003 from our Predecessor and sold during the period totaling $1.2 million and a decrease in the gross margin percentage caused by a change in the mix of products sold being weighted more towards low margin products than in the prior year.  These decreases were partially offset by higher production efficiency for Brink, which restructured its manufacturing facilities in The Netherlands during the first quarter of 2002 and due to a higher percentage of our aggregate net sales by Brink, which has a higher gross margin percentage than we do as a whole.

Selling, administrative and product development expenses.  Selling, administrative and product development expenses for the period from April 15, 2003 through September 30, 2003 were $23.3 million and for the period from January 1, 2003 through April 14, 2003 were $14.9 million. Selling, administrative and product development expenses for the first nine months of 2002 were $34.0 million.  The increase in 2003 of $4.1 million, or 12.1%, is primarily due to the higher sales, increased product development expenses, and the inclusion of management fees to Castle Harlan from April 15, 2003 of $1.4 million.

Stock Option Compensation.  On April 14, 2003 holders of all outstanding membership units and warrants exercised their options to purchase membership units of Advanced Accessory Systems, LLC prior to sale of all the equity interests of Advanced Accessory Systems, LLC.  In connection with this transaction our Predecessor recorded stock option compensation in the period from January 1, 2003 through April 14, 2003 of $10.1 million which was equal to the fair market value of the underlying units less the related exercise price, previously recognized compensation expense and the recorded value of the warrants.

Transaction expenses.  During the period from January 1, 2003 thorough April 14, 2003, our Predecessor incurred $3.8 million in expenses related to our Acquisition of the Predecessor including legal, accounting and other advisor fees.

Amortization of intangible assets.  Amortization of intangible assets for the period from April 15, 2003 through September 30, 2003 was $208,000 and was $11,000 for the period from January 1, 2003 through April 14, 2003.  During the first nine months of 2002 our Predecessor had $19,000 of amortization.  The increase primarily reflects more amortization related to customer owned tooling in 2003.  We expect our amortization expense to increase in future periods after we receive the independent appraiser’s report and allocate separate amounts attributable to identifiable intangible assets or goodwill.  At September 30, 2003, the entire excess purchase consideration is included in goodwill and has not been amortized.

Operating income (loss).  We had operating income for the period from April 15, 2003 through September 30, 2003 of $18.7 million and our Predecessor had an operating loss of $3.5 million for the period from January 1, 2003 through April 14, 2003.  During the first nine months of 2002 our Predecessor had operating income of $29.2 million.  The decrease in 2003 of $14.0 million is primarily attributable to expenses recorded in 2003 for stock option compensation, the transaction expenses, and the increase in selling, administrative and product development expenses, offset partially by the increase in gross profit.

Interest expense.  Interest expense for the period from April 15, 2003 through September 30, 2003 was $9.1 million and was $4.8 million for the period from January 1, 2003 through April 14, 2003.  Interest expense for the first nine months of 2002 was $12.2 million. This increase of $1.6 million was primarily due to the higher level of debt outstanding during the period from April 15, 2003 through September 30, 2003 resulting from our purchase of the Predecessor on April 15, 2003.

Loss resulting from debt extinguishment.  On May 23, 2003 we issued $150 million of our Senior Notes due 2011 which proceeds were used to repay a senior subordinated bridge note and a portion of our credit facility (see — Debt and Credit Sources below).

Foreign currency gain (loss).  Foreign currency gain in the period from April 15, 2003 through September 30, 2003 was $2,000 and was $3.2 million for the period from January 1, 2003 through April 14, 2003.  During the first nine months of 2002 our Predecessor had a foreign currency gain of $5.7 million.   Our Predecessor’s foreign currency gains and losses were primarily related to Brink, which has indebtedness denominated in U.S. Dollars, including intercompany debt.  During the first nine months of 2002, the U.S. Dollar weakened significantly in relation to the European Euro, the functional currency of Brink.  On April 15, 2003 we refinanced our debt and repaid all the U.S. dollar denominated debt for Brink, except for intercompany indebtedness.  The intercompany indebtedness was significantly reduced and is deemed to be permanently invested, and further changes in the intercompany balances caused by foreign currency fluctuations will be recorded to the currency translation adjustment account and included in other comprehensive income.

Provision for income taxes.  Prior to April 2003 our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, our Predecessor’s domestic taxable income accrued to the individual members.  Certain of the Company’s domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions.  Effective on April 20, 2003 we filed an election for all our domestic subsidiaries to be treated as regular corporations and therefore they are now subject to federal income tax.  During the period from April 15, 2003 through September 30, 2003 we had income before income taxes of $3.4 million and an income tax provision of $2.8 million.  During the period from January 1, 2003 through April 14, 2003 our Predecessor had a income before income taxes for its taxable subsidiaries of $5.0 million and a income tax provision of $1.6 million.  During the first nine months of 2002, our Predecessor had income before income taxes for its taxable subsidiaries totaling $8.8 million and recorded a provision for income taxes of $4.1 million, including a $735,000 provision related to an ongoing income tax audit in Italy covering the periods 1998 to 2001.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries.

Cumulative effect of accounting change. On January 1, 2002, the Predecessor adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets: (SFAS 142).  See “New Accounting Pronouncements”.  As a result of this accounting change, the Predecessor recorded a loss totaling $29.2 million to write down goodwill recorded in connection with the Valley Industries Acquisition.

Net income (loss).  We had net income for the period from April 15, 2003 through September 30, 2003 of $627,000 and our Predecessor had a net loss of $6.7 million for the period from January 1, 2003 through April 14, 2003.  Our Predecessor net loss for the first nine months of 2002 was $10.7 million.  The higher net loss in 2002 reflects the cumulative effect of accounting change recorded in 2002 partially offset by a decrease in operating income, the increase in interest expense, the stock option compensation, the transactions expenses and the loss resulting from debt extinguishment in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Our indebtedness at September 30, 2003 was $185.7 million including current maturities of $2.2 million.  We expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our revolving credit facilities.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	Company	Predecessor
	September 30, 2003	December 31, 2002
	(in thousands)	(in thousands)
Working Capital	$52,932	$20,954

	Company	Predecessor
	Period from April 15,2003 Through September 30, 2003	Period from January 1, 2003 through April 14, 2003	Nine months Ended September 30, 2002
	(in thousands)	(in thousands)
Cash flows provided by operating activities	$10,566	$2,898	$17,963

Cash flows (used for) investing activities	$(113,877)	$(2,512)	$(9,849)

Cash flows provided by (used for) financing activities	$97,461	$4,087	$(9,567)

Working capital

Working capital increased by $32.0 million to $52.9 million at September 30, 2003 from $21.0 million at December 31, 2002 due primarily to a decrease in the current maturities of long-term debt of $16.0 million, the elimination of mandatorily redeemable warrants of $5.3 million, an increase in accounts receivable of $13.0 million, an increase of $3.8 million in other current assets, an increase of $2.8 million in inventories, an increase in cash of $1.7 million, an increase in deferred tax assets, net of a decrease in current deferred tax liabilities of $27,000, and the effects of an increased exchange rate between the U.S. Dollar and the European Euro as of September 30, 2003 as compared with that as of December 31, 2002 totaling $5.2 million.  Partially offsetting these increases was a reduction in working capital resulting from an increase of $4.9 million in accounts payable and an increase in accrued liabilities of $9.6 million.

The increase in accounts receivable was attributable the timing of payments from OEM customers and to increased sales levels in the third quarter of 2003 as compared with the fourth quarter of 2001.  Differences in sales levels between the two quarters are partly due to seasonal cycles and increased sales to automotive OEMs.  Increases in accounts payable reflected increased purchasing activities to support the increased sales volume.  Inventory increased primarily for our aftermarket products to support seasonally higher sales for the period as compared with the period prior to December 31, 2002.  The increase in accrued expenses is primarily due to an increase in accrued interest on our $150 million of Senior Notes.

Operating Activities

Our operations provided $10.6 million in cash for the period from April 15, 2003 through September 30, 2003 and our Predecessor’s operations provided $2.9 million in cash for the period from January 1, 2003 through April 14, 2003.  During the first nine months of 2002 our Predecessor’s operations provided $18.0 million in cash.  Cash flow for the first nine months of 2003 decreased primarily due to an increase in working capital during the first nine months of 2003 which was greater than the increase in working capital during the first nine months of 2002.  In addition operating income during the first nine months of 2003 was lower than the first nine months of 2002.

Investing Activities

Cash flow used for investing activities for the period from April 15, 2003 through September 30, 2003, the period from January 1, 2003 through April 14, 2003 and the nine months ended September 30, 2002 included acquisitions of property and equipment of $5.5 million, $2.5 million and $9.8 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance.  Cash flows for investing activities for the period from April 15, 2003 through September 30, 2003 included the acquisition of all the equity interests of our Predecessor totaling $108.4 million.

Financing Activities

During the period from April 15, 2003 through September 30, 2003 financing cash flows included the proceeds from the issuance of membership units totaling $100.9 million and proceeds from borrowing related to our purchase of our Predecessor on April 15, 2003, including $106.0 million borrowed under a new credit facility, a $55.0 million convertible senior subordinated bridge note and a $10.0 subordinated promissory note issued by the sellers of our Predecessor (see “Debt and Credit Sources” below).   A portion of these proceeds were used to pay debt issuance costs and pay a portion of our Predecessor’s indebtedness including all amounts due under its then existing credit facility.  On May 23, 2003 we sold $150.0 million of our Senior Notes due 2011 which proceeds were used to refinance the convertible senior subordinated note and a portion of loans under the new credit facility.   We also repaid $8.9 million under our revolving loans.

During the period from January 1, 2003 through April 14, 2003 our Predecessor made $2.2 million in regularly scheduled principal payments on its term notes under its then existing credit facility, borrowed $6.4 million on its revolving facility and made distributions to its members totaling $121,000.

During the first nine months of 2002, financing cash flows of our Predecessor included payments of principal on its term notes under its then existing credit facility, distributions to members and net borrowings under its revolving line of credit.

Debt and Credit Sources

Our indebtedness was $185.7 million at September 30, 2003.  The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities.  As of September 30, 2003, we had borrowings under the revolving credit facilities totaling $6.0 million and had $45.1 million of available borrowing capacity.  A $1.4 million outstanding letter of credit provided as security for our U.S. workers compensation program reduced borrowing availability.  As of September 30, 2003, we were in compliance with the various covenants under the debt agreements pursuant to which we have borrowed or may borrow money and we believe we will remain in compliance with such covenants through the period ending September 30, 2004.   Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

On April 15, 2003, we entered into a new credit facility consisting of a revolving credit facility and term loans as follows:  (1) a revolving credit facility comprised of (a) a $29.7 million U.S. revolving credit facility and (b) a 9.6 million European Euro revolving credit facility; (2) a term loan A facility comprised of (a) a $29.7 million U.S. term loan A and (b) a 9.6 European Euro term loan A; and (3) a term loan B comprised of (a) a $48.2 million U.S. term loan B and (b) a 15.6 million European Euro term loan B.  We used a portion of the proceeds from the sale of our $150 million Senior Notes offering to (i) repay our U.S. term loan A, (ii) repay our U.S. term loan B and (iii) repay a portion of our European term loan B, together with interest accrued thereon.  In addition, upon consummation of the offering, our revolving credit facility was increased to a $35 million U.S. revolving credit facility and a 15 million European Euro revolving credit facility.

On April 15, 2003, a convertible senior subordinated bridge note in the principal amount of $55 million was issued to CHP IV by Valley and SportRack.  We to use a portion of the proceeds from the sale of our $150 million Senior Notes offering to fully repay the bridge note, together with accrued interest thereon.  The interest rate on the bridge note was 12% per annum.

On April 15, 2003, subordinated promissory notes in an aggregate principal amount of $10.0 million were issued to the sellers by Valley and SportRack.  The interest rate on the subordinated promissory notes is 12% per annum until maturity, subject to certain exceptions.  Accrued interest is not payable in cash but is capitalized and added to principal.  The maturity date on the subordinated promissory notes will be no earlier than 91 days subsequent to the maturity date of our $150 million Senior Notes, subject to certain exceptions.

On May 16, 2003, we redeemed all of our then outstanding 9¾ % Senior Subordinated Notes due 2007 at the optional redemption price of 104 7/8% of the principal amount thereof plus accrued interest.  Upon consummation of the acquisition of the Prececessor, we deposited funds in escrow sufficient to effect a covenant defeasance of the senior subordinated notes and to consummate the redemption through the redemption date.  The amount of the redemption, which included accrued interest and premiums, was $132.6 million.

Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under our current or successor credit facilities.  We anticipate that, based on current and expected levels of operations, our operating cash flow, together with borrowings under the revolving credit facility, should be sufficient to meet our debt service, working capital and capital expenditure requirements for the foreseeable future, although no assurances can be given in this regard, including as to the ability to increase revenues or profit margins. If we are unable to service our indebtedness, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, we could raise equity capital.  See the introductory paragraph of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We conduct operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy.  Net sales from international operations during the period ended from April 15, 2003 through September 30, 2003 were approximately $62.6 million, or 36.6% of our net sales. At September 30, 2003, assets associated with these operations were approximately 40.6% of total assets, and we had indebtedness denominated in currencies other than the U.S. Dollar of approximately $18.9 million.

Our international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries.  Most of the revenues and costs and expenses of our operations in these countries are denominated in the local currencies. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.

We may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. We had no outstanding foreign currency forward options at September 30, 2003 and we do not use derivative financial instruments for trading or speculative purposes.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.             Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION AND SIGNATURE

Item 1.             Legal Proceedings

Gibbs v. Advanced Accessory Systems, LLC.  In February 1996, our Predecessor commenced an action against two former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the Predecessor of the Company.  The individuals then filed a separate lawsuit against our Predecessor alleging breach of contract under the respective Purchase and Employment agreements.  On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against our Predecessor and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees.  Both the Predecessor and the Gibbs appealed the judgment before the United States Court of Appeals for the Sixth Circuit.  To secure its appeal the predecessor issued a letter of credit in the amount of $8.3 million for the benefit of the Gibbs’.  In conjunction with the Acquisition we and our affiliates were indemnified by the sellers of the Predecessor, without regard to any threshold, cap or time limitation, for any losses incurred in connection with this litigation.  On April 15, 2003 in conjunction with the closing of the Acquisition, the sellers deposited with the financial institution that issued the letter of credit, $9.0 million in cash in an escrow account to cash collateralize the letter of credit and to secure the sellers’ obligations to pay all losses incurred by us in connection with the Gibbs litigation.  In June 2003, the Court of Appeals entered a judgment that reduced the judgment against the Predecessor from $3.8 million to $2.8 million and reduced the interest rate used in calculating pre-judgment interest.  In August 2003, the judgment was satisfied by way of a payment from the escrow account to the Gibbs in the amount of approximately $5.6 million.  The remaining proceeds of the escrow account were distributed to the sellers, except for $500,000 which remained in escrow to secure a contingent obligation of the sellers to pay approximately $350,000 in post-trial legal fees claimed by the Gibbs’, which amount remains in dispute.  In conjunction with the satisfaction of the judgment, the letter of credit was canceled.

In addition to the above, from time to time, we are subject to routine legal proceedings incidental to the operation of our business.  The outcome of any threatened or pending proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts.  The Company maintains insurance coverage against claims in an amount which it believes to be adequate.

Item 2.             Changes in Securities

None

Item 3.             Defaults Upon Senior Securities

None

Item 4.             Submission of Matters to a Vote of Security-Holders

None

Item 5. Other Information

None

Item 6.             Exhibits and Reports on Form 8-K

(a)                                                          Exhibits

Exhibit 31.1            Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2            Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1            Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 32.2            Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)                                                         Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAAS ACQUISITIONS, LLC

Date: November 12, 2003	/s/ BARRY G. STEELE
Barry G. Steele
Controller
(Principal Accounting and Financial Officer and Authorized Signatory)

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.