Form 10-K
period 2003-12-31
CHAAS ACQUISITIONS LLC
filed 2004-03-29
CIK 1244041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-106356

CHAAS ACQUISITIONS, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	41-2107245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12900 Hall Road, Suite 200, Sterling Heights, MI	48313
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (586) 997-2900

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of the registrant’s Units outstanding at March 24, 2004 was 100.

Documents Incorporated by Reference

None

CHAAS ACQUISITIONS, LLC

FORM 10-K

YEAR ENDED DECEMBER 31, 2003

i

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES.  FORWARD LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “PLAN,” “ESTIMATE,” “PREDICT,” “POTENTIAL,” “FORECAST,” “PROJECT,” “WILL BE,” “CONTINUE” OR VARIATIONS OF SUCH TERMS, OR THE USE OF THESE TERMS IN THE NEGATIVE.  OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS, AND SUCH DIFFERENCES MAY BE MATERIAL.  GENERAL RISKS THAT MAY IMPACT THE ACHIEVEMENT OF SUCH FORECASTS INCLUDE, BUT ARE NOT LIMITED TO: COMPLIANCE WITH NEW LAWS AND REGULATIONS, GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH WE OPERATE, FLUCTUATION IN DEMAND FOR OUR PRODUCTS AND IN THE PRODUCTION OF VEHICLES FOR WHICH WE ARE A SUPPLIER, SIGNIFICANT RAW MATERIAL PRICE FLUCTUATIONS, LABOR DISPUTES WITH OUR EMPLOYEES OR OF OUR SIGNIFICANT CUSTOMERS OR SUPPLIERS, CHANGES IN CONSUMER PREFERENCES, DEPENDENCE ON SIGNIFICANT AUTOMOTIVE CUSTOMERS, THE LEVEL OF COMPETITION IN THE AUTOMOTIVE SUPPLY INDUSTRY, PRICING PRESSURE FROM AUTOMOTIVE CUSTOMERS, OUR SUBSTANTIAL LEVERAGE, LIMITATIONS IMPOSED BY OUR DEBT FACILITIES, CHANGES IN THE POPULARITY OF PARTICULAR VEHICLE MODELS OR TOWING AND RACK SYSTEMS, THE LOSS OF PROGRAMS ON PARTICULAR VEHICLE MODELS, RISKS ASSOCIATED WITH CONDUCTING BUSINESS IN FOREIGN COUNTRIES AND OTHER BUSINESS FACTORS.  ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY OUR MANAGEMENT WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN.  GIVEN THESE RISKS AND UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS.  THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS.

PART I

Item 1.    BUSINESS

Company Background

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC, (“AAS” or the “Predecessor”), were acquired by Castle Harlan Partners IV, L.P. (the “Acquisition”), a private equity investment fund organized and managed by Castle Harlan Inc.  CHAAS Holdings, LLC, (“CHAAS Holdings”) was formed in April 2003 in connection with the Acquisition and is the indirect parent of CHAAS Acquisitions, LLC, (the “Company”), which was also formed pursuant to the Acquisition.

Unless the context otherwise requires, all information which refers to “we,” “our” or “us” refers to the Company and its subsidiaries.

Recent Developments

In January 2004, CHAAS Holdings, our indirect parent, formed a new wholly owned subsidiary, Advanced Accessory Holdings Corporation (“AAHC”), which owns directly all of the equity interests of the Company.  On February 4, 2004, AAHC issued 13¼% senior discount notes, (“13¼% Senior Discount Notes”) which will have an aggregate principal amount at maturity of $88.0 million in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”).  The net proceeds from the issuance were approximately $47.8 million after deducting estimated fees and expenses of the issuance.  In conjunction with the offering, AAHC committed to purchase, repay or prepay, on terms as may be negotiated, not less than $5.0 million in aggregate principal amount of our then outstanding debt.  On February 5, 2004 AAHC purchased approximately $4.7 million face value of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition.  The amount and terms of additional debt repayments are being negotiated. Proceeds of $42.5 million were used to redeem a portion of the equity interests of our indirect parent, CHAAS Holdings.

General

We are one of the world’s leading designers and manufacturers of exterior accessories for the automotive original equipment manufacturers, or OEM’s, market and aftermarket. Our main products include a wide array of both rack systems and towing systems and related accessories. We are the largest supplier of towing systems in the world and one of the two largest suppliers of rack systems. Our products are designed and engineered to meet vehicle-specific requirements, while improving vehicle functionality and styling. We sell our products to most of the OEMs producing vehicles in North America and Europe and to many of the major aftermarket distributors, installers and retailers. We are considered a Tier 1 supplier in the industry as we supply goods directly to OEMs. As a Tier 1 supplier to the OEM market, we are generally awarded contracts to supply products for a given vehicle platform on a sole source basis. For the year ended December 31, 2003, our net sales were $357.9 million.

We have long-standing relationships with many of our major customers and have served our two largest customers for more than 10 years. Our OEM customers include BMW, DaimlerChrysler, Fiat, Ford, General Motors, Isuzu, Kia, Mitsubishi, Nissan, Opel, SEAT, Skoda, Subaru, Toyota, Volkswagen and Volvo. Our aftermarket customers include Ace Hardware, Balkamp (NAPA Auto Parts), Brezan, Canadian Tire, Coast Distribution System, Feuvert, Norauto, and U-Haul. Sales to OEM customers represented 67% of our net sales for the year ended December 31, 2003, while the remainder were from sales to customers serving the automotive aftermarket. For the year ended December 31, 2003, 69% of our net sales were derived from our North American operations, while the remainder were from European operations. We are headquartered in Sterling Heights, Michigan and have a total of 29 facilities located in both North America and Europe, of which 24 are manufacturing and engineering facilities.

Products

Our principal product lines are rack systems, towing systems and related accessories. For the year ended December 31, 2003, 48% of our net sales were derived from rack systems and accessories and 52% were derived from towing systems and accessories. Additionally, over the last few years, we have begun to design and manufacture new complementary products, such as running boards and pickup truck cargo management systems that includes bed cleats and cross rails. These new products share common customer procurement practices, manufacturing technologies and distribution channels with our existing rack systems and towing systems.

Rack Systems

Fixed Rack Systems.  We supply fixed roof rack systems for individual vehicle models that generally are sold to the automotive OEMs for installation at the factory. They are generally supplied for a model for the life of its design, which normally ranges from four to six years. Our fixed rack systems are designed to complement the styling themes of a particular vehicle, as well as to increase the utility and functionality of the rack system. These rack systems are utilized on a large number of light trucks, including BMW X5, Cadillac Escalade, Chevrolet Suburban, Tahoe and Trailblazer, DaimlerChrysler minivans, Dodge Durango, GMC Yukon and Envoy, Jeep Grand Cherokee and Liberty, Mercedes Benz M-Class and Oldsmobile Bravada.

Most of the fixed rack systems we sell are composed of side rails, which run along both sides of the vehicle’s roof. In many cases, the rack system also includes cross rails attached to the side rails with stanchions that are typically movable and can be used to carry a load. We use advanced materials such as lightweight, high strength plastics and roll formed aluminum to develop durable rack systems that increase vehicle utility. Many of these products incorporate innovative features such as push button and pull lever stanchions, which allow easy movement of the cross rails to accommodate various size loads.

Detachable Rack Systems.  We also supply a full line of detachable roof rack systems for both the automotive and sporting accessory aftermarkets. A detachable rack system typically consists of cross rails attached to the roof of a vehicle by removable mounting clips. In addition, we design and manufacture lifestyle accessories for both the automotive and sporting accessory aftermarkets. These accessories typically attach to our towing or rack systems and are used for carrying items such as bicycles, skis, luggage, surfboards and sailboards.

Towing Systems

We design and manufacture fixed and detachable towing systems, as well as a line of towing accessories. Our towing system products fit most vehicles commonly used for towing in Europe and North America, with over 2,000 SKUs in our product line. We are the largest supplier of towing systems in the world, with the leading market position in Europe and the second leading position in North America, with estimated market shares during 2003 of approximately 32% and 16%, respectively.

Our towing systems sold in Europe are installed primarily on light vehicles. In Europe, we sell both fixed ball towbars as well as more sophisticated detachable ball systems. Fixed ball towbars are designed to be permanently attached to a vehicle, while detachable ball systems are designed so that the towing ball can be easily removed when not in use. The detachable ball systems are becoming increasingly popular, especially with owners of more expensive cars and for cars on which the license plates would otherwise be blocked by a fixed ball towbar. Our towing systems sold in Europe are designed to satisfy EC regulatory standards and undergo durability and safety testing in order to comply with these standards. Our towing systems sold in North America primarily are installed on light trucks and recreational vehicles.

As new vehicles are introduced, we design towing systems to match the specific vehicle design. We have introduced many innovative product designs such as the tubular trailer hitch, which is lighter in weight, less obtrusive and stronger than the conventional hitch. Many of our product innovations have enabled us to improve the functionality and safety of towing systems while, at the same time, enhancing the overall appearance of vehicles utilizing these towing products.

We also offer a line of towing accessory products that includes carriers for bicycles and other gear, trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins.

New Products

We continue to seek to expand our business by offering new products that share common customer procurement practices, manufacturing technologies and distribution channels with our existing products. For example, our recently introduced accessory products include pickup truck bed rails, running boards and rack and towing accessories. These new products currently account for only a small portion of our revenues, but we believe they possess strong growth prospects.

Customers and Marketing

Sales to OEM and aftermarket customers represented 67% and 33% of our net sales, respectively, for the year ended December 31, 2003.

Automotive OEMs

We obtain most of our new orders through a sourcing process by which the customer invites a few preferred suppliers to design and manufacture a component or system that meets certain price, timing, functional and aesthetic parameters. Upon selection at the development stage, we typically agree with the customer to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, we receive a purchase order that covers parts to be supplied for a particular vehicle. These supply arrangements typically involve annual renewals of the purchase order over the life of the model, which is generally four to six years. We compete to supply parts for successor models even though we may currently supply parts on the predecessor model. Sales to OEMs are made directly by our internal sales staff and outside sales representatives. With most OEMs, including General Motors and DaimlerChrysler, we often enter into a contract for the life of a particular vehicle model. These contracts provide the general terms and conditions for the supply of goods and services to the OEM. From time to time under these contracts, OEMs issue purchase orders for the products listed in the contract.

We sell our products to most of the OEMs producing vehicles in North America and Europe, including BMW, DaimlerChrysler, Fiat, Ford, General Motors, Kia, Mitsubishi, Nissan, Opel, SEAT, Skoda, Subaru, Toyota, Volkswagen and Volvo. General Motors and DaimlerChrysler are our largest customers. Sales to General Motors and DaimlerChrysler were 23% and 18%, respectively, of our aggregate net sales for the year ended December 31, 2003.

Automotive Aftermarket

The automotive aftermarket consists of autoparts retailers and distributors as well as installers of automotive accessories. The largest of our aftermarket customers include Ace Hardware, Balkamp (NAPA Auto Parts), Brezan, Canadian Tire, Coast Distribution System, Feuvert, Norauto and U-Haul. We sell our products directly into the automotive aftermarket through a number of channels, including wholesalers, retailers and installers, through our internal sales force and through third party sales representatives.

Our sales in the automotive aftermarket are seasonal.  Historically, the highest sales have been in the second quarter of each year, followed by the first quarter.

Product Design, Development and Testing

We believe that we are a leader in the design of rack systems, towing systems and accessories and that our products have a reputation for quality, reliability and performance. Our in-house engineering and design staff consists of approximately 135 technical personnel. We hold more than 70 U.S. and foreign patents and have numerous patent applications pending. In addition, we hold various trademarks. No single patent or trademark is material to our operations.

We spent approximately $9.6 million, $8.5 million, and $9.4 million on engineering, research and development for the years 2003, 2002 and 2001, respectively. When an OEM is in the process of developing a new model, which is usually two to four years in advance of the model’s introduction, it typically approaches a supplier with a request to supply the required towing system or rack system. Our product development engineers then work closely with the OEM to develop a product that satisfies the OEM’s aesthetic and functional requirements. We believe that this relationship provides us with a competitive advantage in the aftermarket because, in many cases, we already possess the knowledge to create accessories compatible with new model vehicles prior to release.

We have extensive testing capabilities, which enable us to test and certify our products. We have purchased or developed specialized testing equipment for use specifically in our testing laboratories. We subject our products to tests, which we believe are more demanding than conditions that occur during normal use.

We test our European towing products for compliance with EC regulatory requirements in our own laboratory under the control of an independent institute that is authorized by the EC to approve the towing systems for sale. Our quality assurance system is regularly audited by this independent institute and by our automotive OEM customers. We have continually been awarded the highest distinction of achievement by the independent institute.

Manufacturing Process

Our manufacturing operations are directed toward achieving ongoing quality improvements, reducing manufacturing and overhead costs, realizing efficiencies and adding flexibility. We have organized our production process to reduce the number of manufacturing functions and the frequency of material handling, which we believe has resulted in quality improvements and has reduced costs. In addition, we use cellular manufacturing, which improves scheduling flexibility, productivity and quality, while reducing work in process and costs.

Our manufacturing operations involve metal cutting, bending, cold forming, roll forming, stamping, welding, plastic injection molding, painting, assembly and packaging. We perform most manufacturing operations in-house, but outsource certain processes depending on the capabilities and capacities of individual plants, as well as cost considerations. For example, while some of our towing systems manufacturing facilities have painting capabilities, we have chosen to outsource the painting of our rack systems.

Raw Materials

Numerous raw materials are used in the manufacture of our products.  Steel, which is purchased in sheets, rolls, bars or tubes, and resin accounted for the most significant components of our raw material costs in 2003.  We also purchase significant amounts of aluminum and plastics.  We have various suppliers globally and are not dependent on any one supplier or small group of suppliers for any of our raw materials.  We are committed to supplier development and long-term supplier relationships.  However, most of our raw material demands are for commodities and, as such, can be purchased on the open market on an as needed basis.  We select among available suppliers by comparing cost, consistent quality and timely delivery, as well as compliance with QS-9000 and ISO-9000 standards.

During the fourth quarter of 2003 and continuing into the first quarter of 2004, our cost of steel has increased dramatically and in some instances, availability has become uncertain.  Industry forecasts suggest that further price increases are expected into mid-2004. Factors contributing to the price increase and shortages include the increasing demand for steel products from China together with a weakening U.S. dollar, the consolidation in the steel producing industry and a reduction in overall production capacity.  During 2003, our purchases of steel or components with a high steel content were approximately $35 million.  Steel price increases through the first quarter of 2004 have generally ranged from 5% to 25%, depending upon the supplier, the product purchased and geographic location. Steel price increases and shortages mostly impact our Valley Industries, LLC and Brink International B.V. operations where we are working with our suppliers to ensure availability and meeting with customers to discuss the impact of our increased costs.

Backlog

Products sold to OEM’s are generally sourced exclusively to us, and actual production and shipment to the OEM’s is dependent upon their weekly vehicle production release schedules.  We typically negotiate annual pricing agreements with our aftermarket customers without firm order commitments.   As a result, backlog orders are generally minimal.

Competition

Our industry is highly competitive.  Although we are one of the world’s largest suppliers of rack and towing systems, a large number of competitors exist, some of which are larger than us and have substantially greater resources than the we do.  In the rack systems and accessories market, our competitors include Graber Products, JAC Holding, Thule International, Yakima Products and several smaller competitors.  In the towing systems market, we compete with Bosal, The Cequent Towing Group of TriMas, The Oris Group, Westfalia, and numerous smaller competitors.

We compete primarily on the basis of product quality, cost, timely delivery, customer service, engineering and design capabilities and new product innovation in both the OEM market and automotive aftermarket. We believe that, as OEMs continue to strive to reduce new model development cost and time, innovation and design and engineering capabilities will become even more important as a basis for distinguishing competitors. We believe we have leading capabilities in both of these areas.  In the automotive aftermarket, we believe that our wide range of products is a competitive advantage. For example, we have developed towing systems to fit almost every light vehicle used for towing in North America and Europe. We believe our competitive advantage in the aftermarket is enhanced by our close relationship with OEMs, allowing us access to automobile design at an earlier time than many of our competitors.

Environmental Regulation

Our operations, both in the United States and throughout Europe, are subject to foreign, federal, state and local environmental laws and regulations that limit discharges into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and require cleanup of contaminated soil and groundwater.  These laws are often complex, change frequently and have tended to become stronger over time.

In jurisdictions such as the United States, such obligations, including but not limited to those under the Comprehensive Environmental Response, Compensation & Liability Act, may be joint and several and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which waste or other contamination attributable to an entity or its predecessors have been sent or otherwise come to be located.  These laws may also impose liability for personal injury, property damage to natural resources due to the presence of, or exposure to, hazardous substances.  In addition, many of these laws provide for substantial fines, orders (including orders to cease operations) and criminal sanctions for violations.  All of our operations and properties must comply with these laws and, in some cases, we are required to obtain and maintain permits in connection with our operations and activities.  Although we believe that we are in material compliance with these permits and the applicable environmental laws, it is difficult to predict the future development of such laws and regulations or their impact on our business or results of operations.

We have incurred and expect to incur costs for our operations to comply with the requirements under applicable environmental laws, and these costs could increase in the future.  While these costs have not been significant, we cannot guarantee they will not be material in the future.  We anticipate that standards under environmental laws and regulations will continue to tighten.

There are no existing environmental claims against us.  We are conducting remediation at our facility located in Port Huron, Michigan which arises out of historical facility operations prior to our operation or ownership.  We are entitled to indemnification for the costs associated with this remediation by Metaldyne Corporation.  While we do not expect to incur independent costs associated with this matter, there can be no assurance that all costs will be covered by indemnification.  Soil and groundwater contamination attributable to solvents has been identified in areas near our manufacturing facility in Lodi, California.  The city of Lodi has initiated action to identify sources and remedial options, as well as to require responsible parties to pay for related costs and damages.  No claim has been made or threatened against us.  However, we cannot guarantee that we will not in the future incur liability under environmental laws and regulations with respect to contamination at this or other sites currently or formerly owned or operated by us

(including contamination caused by prior owners and operators of such sites), or the off-site disposal of hazardous substances.  We have obtained insurance coverage for some environmental liabilities for certain of our U.S. and foreign based facilities, subject to certain time and dollar limits and exceptions and exclusions under the policies, which may operate to preclude or afford only partial coverage of any future liability.

Employees

At December 31, 2003, we had approximately 2,300 employees, of whom approximately 1,000 are hourly employees and approximately 1,300 are salaried personnel.  The Teamsters Union represents approximately 200 of our employees in the United States at the Port Huron, Michigan facility.  Collective bargaining agreements with the Teamsters Union affecting these employees are in place until April 2007.  As is common in many European jurisdictions, most of our approximately 850 employees in Europe are covered by countrywide collective bargaining agreements. We believe that our relations with our employees are good.

Financial Information About Foreign and Domestic Operations

For financial information about foreign and domestic operations of the Company and net sales by product line, see “Note 12” of the Company’s “Notes to Consolidated Financial Statements” included in Item 8 of this report.

Item 2.    PROPERTIES

Our executive offices are located in 14,550 square feet of leased space in Sterling Heights, Michigan. We have 29 facilities with approximately 2.4 million square feet of space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear and that it has sufficient capacity to meet our current and projected manufacturing and distribution needs.

Our facilities are as follows:

LOCATION	PRINCIPAL FUNCTIONS	SQUARE FEET	OWNED/ LEASED	LEASE EXPIRATION*
North America
Shelby Township, Michigan	Manufacturing	74,800	Leased	2033
Shelby Township, Michigan	Manufacturing	13,000	Leased	2008
Port Huron, Michigan	Manufacturing	216,000	Leased	2033
Greenwood, Mississippi	Manufacturing	101,000	Leases	2022
Sterling Heights, Michigan	Administration and engineering	14,550	Leased	2015
Sterling Heights, Michigan	Manufacturing	58,000	Leased	2006
Madison Heights, Michigan	Administration and manufacturing	90,000	Leased	2004
Madison Heights, Michigan	Engineering and manufacturing	18,000	Leased	2004
Williston, Vermont	Warehousing	10,000	Leased	2006
Wyandotte, Michigan	Manufacturing	5,000	Leased	2004
Lodi, California	Administration, engineering and manufacturing	150,000	Owned	—
Lodi, California	Warehousing	77,760	Leased	2005
Grove City, Ohio	Warehousing	70,644	Leased	2006
Dallas, Texas	Warehousing	23,800	Leased	2005
Granby, Quebec	Administration, manufacturing and warehousing	156,450	Leased	2008
Bromptonville, Quebec	Manufacturing	5,000	Leased	Month to Month
Hamer Bay, Ontario	Manufacturing	15,000	Owned	—
Barrie, Ontario	Manufacturing and warehousing	5,200	Leased	Month to Month

Europe
Sandhausen, Germany	Administration and engineering	5,000	Leased	Month to Month
Barcelona, Spain	Manufacturing	6,200	Leased	2004
Bakov nad Jizerou, Czech Republic	Manufacturing	34,000	Leased	Month to Month
Staphorst, The Netherlands	Administration, engineering, manufacturing, and warehousing	405,000	Owned	—
Hoogeveen, The Netherlands	Manufacturing	185,000	Owned	—
Fensmark, Denmark	Manufacturing and warehousing	95,000	Owned	—
Nuneaton, United Kingdom	Manufacturing and warehousing	75,000	Owned	—
Vanersborg, Sweden	Manufacturing and warehousing	160,000	Leased	2006
Wolsztyn, Poland	Warehousing	5,000	Leased	Month to Month
Reims, France	Manufacturing and warehousing	151,000	Leased	2015
St. Victoria di Gualtieri, Italy	Administration, engineering, manufacturing and warehousing	170,000	Leased	2008

 * Gives effect to all renewal options.

Item 3.    LEGAL PROCEEDINGS

In February 1996, AAS commenced an action against two former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements.  The individuals then filed a separate lawsuit against AAS alleging breach of contract under the respective Purchase and Employment Agreements. The litigation resulted in a judgment against AAS in the amount of approximately $3.8 million, plus attorneys’ fees and pre- and post-judgment interest awarded by the trial court.  Both AAS and the former employees appealed the judgment before the United States Court of Appeals for the Sixth Circuit.   To secure its appeal, prior to closing of the Acquisition, AAS issued a letter of credit in the amount of $8.3 million for the benefit of the former employees. In connection with the Acquisition, CHAAS Holdings is entitled to indemnification from the sellers, without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates (including the Company) in connection with this litigation.  At closing, the sellers deposited with the financial institution that issued the letter of credit, $9.0 million in cash in a separate escrow account to cash collateralize the letter of credit and to secure the sellers’ obligations to pay all losses incurred by AAS and its affiliates in connection with this litigation.  In June 2003, the Court of Appeals entered a judgment that reduced the judgment against AAS from $3.8 million to $2.8 million and reduced the interest rate used in calculating pre-judgment interest.  In August 2003, the judgment was satisfied by way of a payment from the escrow account to the employees in the amount of approximately $5.6 million.  The remaining proceeds of the escrow account were distributed to the sellers, except for $500,000 which remained in escrow to secure a contingent obligation of the sellers to pay approximately $350,000 in post-trial legal fees claimed by the former employees, which amount remains in dispute.  In conjunction with the satisfaction of the judgment, the letter of credit was canceled.

In addition to the above, from time to time, we are subject to routine legal proceedings incidental to the operation of our business. The outcome of any threatened or pending proceedings is not expected to have a material adverse effect on our financial condition or operating results, based on our current understanding of the relevant facts.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s units.  At March 24, 2004, all of the Company’s 100 outstanding units were held by AAHC, our direct parent. The Company has not declared dividends on its common units.  The Company is restricted from paying dividends by certain of its credit facility covenants and the indenture pursuant to which the 10¾% Senior Secured Notes were issued (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources”).  However, the Company may pay dividends in the future if it is permitted to do so under its debt covenants.

As of March 24, 2004, there were 9 holders of record of common units of CHAAS Holdings and 5 holders of record of preferred units of CHAAS Holdings, our indirect parent.

There was no established public trading market for our Predecessor’s Class A or Class A-1 Units, all of which were extinguished in our Acquisition of the Predecessor on April 15, 2003.  Except for quarterly tax distributions to Members, the Predecessor never declared or paid dividends (or made any other distributions) on the Class A Units or the Class A-1 Units.  Under certain loan agreements, the Predecessor was prohibited from declaring or paying any cash dividend or making distributions thereon, except for quarterly distributions to Members to the extent of any tax liability with respect to the Class A Units and Class A-1 Units and except for repurchases of Class A Units from employees upon a termination of their employment with the Predecessor pursuant to an employment agreement and the operating agreement.

Item 6.    SELECTED FINANCIAL DATA

Our financial statements for the periods subsequent to April 14, 2003 are referred to as the financial statements of the Company. All financial statements prior to that date are referred to as the financial statements of the Predecessor.

On April 15, 2003, substantially all of the equity interests of the Predecessor were acquired by Castle Harlan Partners IV, L.P., or CHP IV, a private equity investment fund organized and managed by Castle Harlan, Inc.  CHAAS Holdings was formed in April 2003 in connection with the Acquisition and is the indirect parent of the Company, which was also formed pursuant to the Acquisition.  Our financial statements for the periods subsequent to April 14, 2003 reflect the Company on a consolidated basis subsequent to the Acquisition. All financial statements prior to that date reflect AAS on a consolidated basis prior to the Acquisition.

The information below presents consolidated financial data of the Company for the period from April 15, 2003 through December 31, 2003 and has been derived from the audited financial statements of the Company.  The information below presents consolidated financial data of the Predecessor for the period January 1, 2003 through April 14, 2003 and the four years ended December 31, 2002 and have been derived from the audited financial statements of the Predecessor.  The following table should be read in conjunction with the consolidated financial statements of the Company and its Predecessor and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Company	Predecessor
Period from April 15, 2003 through December 31,	Period from January 1, 2003 through April 14,	Year Ended December 31,
2003	2003	2002	2001	2000(1)	1999
(Dollars in thousands)	(Dollars in thousands)
Statement of Operations Data:
Net sales	$256,058	$101,854	$329,782	$314,035	$318,817	$314,142
Cost of sales	196,927	76,508	250,516	239,583	239,090	227,889
Gross profit	59,131	25,346	79,266	74,452	79,727	86,253
Selling, administrative and product Development expenses	36,862	14,908	48,103	44,769	45,527	50,258
Stock option compensation	—	10,125	—	—	—	—
Transaction expenses	—	3,784	1,206	—	—	—
Amortization of intangible assets	5,800	11	122	3,312	3,297	3,245
Operating income (loss)	16,469	(3,482)	29,835	26,371	30,903	32,750
Other (income) expense
Interest expense	14,409	4,772	15,907	17,684	17,950	17,453
Loss resulting from debt extingushement	7,308	—	—	—	—	—
Foreign currency (gain) loss(2)	400	(3,240)	(8,429)	4,948	5,386	7,912
Other, net	254	84	520	743	52	1,990
Income (loss) before income taxes and cumulative effect of accounting change	(5,902)	(5,098)	21,837	2,996	7,515	5,395
Provision (benefit) for income taxes(3)	(394)	1,600	4,252	602	(278)	417
Income (loss) before cumulative effect of accounting change	(5,508)	(6,698)	17,585	2,394	7,793	4,978
Cumulative effect of accounting change for goodwill impairment (4)	—	—	(29,207)	—	—	—
Net income (loss)	$(5,508)	$(6,698)	$(11,622)	$2,394	$7,793	$4,978
Balance Sheet Data (at end of period):
Cash and cash equivelents	$16,686	$6,830	$2,653	$2,139	$3,315	$8,718
Working capital	84,341	31,957	20,954	23,380	34,791	36,825
Total assets	367,591	241,022	224,155	228,290	242,497	251,213
Total debt, including current maturities	198,814	160,677	154,947	156,649	175,635	178,498
Mandatorily redeemable warrants	—	5,581	5,250	5,130	5,010	4,810
Distributions to members	—	122	3,356	801	6,090	4,720
Members’ equity (deficit)	101,082	(13,632)	(6,388)	8,324	5,896	10,331
Other Financial Data:
Cash flows provided by operating Activities	$10,765	$2,898	$21,004	$27,651	$21,416	$25,014
Cash flows (used for) investing Activities	(113,510)	(2,512)	(15,354)	(7,580)	(13,249)	(11,775)
Cash flows provided by (used for) financing activities	118,674	4,086	(5,526)	(20,389)	(14,982)	(18,185)
EBITDA(5)	23,014	3,369	50,321	35,304	39,160	38,627
Depreciation	8,502	3,520	11,299	10,569	10,346	10,418
Capital expenditures	10,512	2,512	15,354	7,580	10,445	11,775
Ratio of EBITDA to interest expense	1.60	x	0.71	x	2.63	x	2.28	x	2.48	x	2.67	x
Ratio of earnings to fixed charges(6)	—	—	2.16	x	1.15	x	1.36	x	1.29	x

(1)           Our Predecessor acquired the assets of Titan Industries, Inc., or Titan, on February 22, 2000 and the assets of Wiswall Hill Corporation, or Barrecrafters, on September 5, 2000. The Titan acquisition and Barrecrafters acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Titan and Barrecrafters are included in our Predecessor’s consolidated operating results subsequent to the respective acquisition dates.

(2)           Primarily represents net currency gain and loss on indebtedness of our foreign subsidiaries denominated in currencies other than their functional currency for the years ended December 31, 2001, 2002 and the period ended April 14, 2003.  For the period ended December 31, 2003, the foreign currency loss results primarily from the Company’s Canadian subsidiary’s sales to U.S. customers where the transactions are denominated in U.S. dollars.

(3)           Our Predecessor was a limited liability company and, as such, its earnings and the earnings of its domestic subsidiaries, except for AAS Holdings, Inc. (a holding company for Brink, which is a C corporation), were included in the taxable income of our equity holders and no federal income tax provision was required by the Predecessor. Effective April 20, 2003, we filed an election for all our domestic subsidiaries to be treated as taxable corporations and therefore they are now subject to federal income tax. Our foreign and taxable domestic subsidiaries provide for income taxes on their results of operations.

(4)           On January 1, 2002, we adopted the accounting standards set forth in SFAS 142 and SFAS 144. SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29.2 million to write down goodwill related to the Valley acquisition, which was consummated in August 1997. The impairment was a result of the change in accounting standards and was reported as a cumulative effect of accounting change. Under SFAS 142, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which are determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley, for which taxable income accrued to the individual members, no tax effect was recorded for this charge. Additionally, under SFAS 142, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction of $3.0 million in amortization of intangible assets during 2002 as compared with each of 2001 and 2000.

 (5)          EBITDA is defined as net income plus income taxes, interest expense, depreciation and amortization.  EBITDA has been computed including foreign exchange gains or losses. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts additional information to evaluate our ability to meet our debt service obligations. Moreover, our senior credit agreement requires us to use EBITDA in calculating our leverage and fixed charge coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income or cash flow from operating activities determined in accordance with GAAP. Because EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our cash flow provided by operating activities.

	Company	Predecessor
	Period from April 15, 2003 through December 31,	Period from January 1, 2003 through April 14,	Year Ended December 31,
	2003	2003	2002	2001	2000	1999
	(Dollars in thousands)	(Dollars in thousands)
EBITDA	$23,014	$3,369	$50,321	$35,304	$39,160	$38,627
Add (subtract):
Benefit (provision for income taxes)	394	(1,600)	(4,252)	(602)	278	(417)
Interest expense, net	(12,707)	(4,455)	(15,000)	(17,006)	(17,325)	(16,831)
Loss resulting from debt extingushment	7,308	—	—	—	—	—
Stock option compensation	—	10,125	—	—	—	—
Other adjustments	643	(249)	(65)	(2)	20	(2,349)
Foreign currency (gains) losses	117	(3,061)	(8,190)	4,965	5,159	6,297
Deferred income tax provision	(462)	(87)	1,298	(161)	(908)	(2,433)
Changes in working capital and other assets and liabilities	(7,542)	(1,144)	(3,108)	5,153	(4,968)	2,120
Net cash provided by operating activities	$10,765	$2,898	$21,004	$27,651	$21,416	$25,014

(6)           For purposes of determining the ratio of earnings to fixed charges, “earnings” are defined as income (loss) before income taxes, plus fixed charges. “Fixed charges” consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the component of operating lease rental expense that management believes is representative of the interest component of rent expense.   During the period from April 15, 2003 through December 31, 2003 and the period January 1, 2003 through April 14, 2003 fixed charges exceeded earnings by $5.9 million and $5.1 million, respectively, resulting in a ratio less than one.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the world’s leading designers and manufacturers of exterior accessories for the automotive original equipment manufactures (“OEM”) market and aftermarket.  We design and manufacture a wide array of both rack systems and towing systems and related accessories.  Our broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards, and sailboards.  Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins.  Our products are sold as standard accessories or options for a variety of light vehicles.

Recent Events

In January 2004 CHAAS Holdings, our indirect parent, formed a new wholly owned subsidiaryAAHC, which owns directly all of the equity interests of the Company.  On February 4, 2004, AAHC issued 13¼% Senior Discount Notes, which will have an aggregate principal amount at maturity of $88.0 million in an offering exempt from the registration requirements of the Securities Act.  The net proceeds from the issuance were approximately $47.8 million after deducting estimated fees and expenses of the issuance.  In conjunction with the offering, AAHC committed to purchase, repay or prepay, on terms as may be negotiated, not less than $5.0 million in aggregate principal amount of our then outstanding debt.  On February 5, 2004, AAHC purchased approximately $4.7 million face value of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition.  The amount and terms of additional debt repayments are being negotiated. Proceeds of $42.5 million were used to redeem a portion of the equity interests of our indirect parent, CHAAS Holdings.

The Acquisition

On April 15, 2003, substantially all of the equity interests of the Predecessor were acquired by CHP IV.  CHAAS Holdings was formed in April 2003 in connection with the Acquisition and is the indirect parent of the Company.  CHAAS Holdings has no independent operations.  We refer to CHP IV and its affiliates (other than CHAAS Holdings and its subsidiaries) in this Form 10-K as the “Castle Harlan Group.”

The financial statements for the periods subsequent to April 14, 2003 are referred to as the financial statements of the ‘‘Company’’ and reflect CHAAS Acquisitions, LLC on a consolidated basis subsequent to the Acquisition. All financial statements prior to that date are referred to as the financial statements of the ‘‘Predecessor’’ and reflect AAS on a consolidated basis prior to the Acquisition.

Closing Purchase Price and Adjustments

The consideration paid at or shortly after the closing of the Acquisition was approximately $260 million, approximately $168 million of which was used to repay, assume or defease certain of our indebtedness at the time of the Acquisition and approximately $92 million (inclusive of the subordinated promissory notes discussed below) of which was used for the closing purchase price of the equity interests of AAS.  The cash purchase price payable to the sellers was subject to post-closing adjustments based on cash and working capital at the Acquisition closing date, as determined by our balance sheet, adjusted for certain agreed upon items, to the extent that working capital was more or less than $55.0 million.  In December 2003, we paid $5.9 million to the sellers in connection with the final resolution of these working capital, as defined, and cash adjustments relating to the Acquisition of AAS.  We funded this payment with borrowings under our credit facility.

At the closing of the Acquisition, subordinated promissory notes in an aggregate principal amount of $10.0 million were issued to the sellers by Valley and SportRack, two of our subsidiaries.  The subordinated promissory notes were guaranteed on a subordinated basis by CHAAS Holdings and all of its domestic subsidiaries. The interest rate on the subordinated promissory notes is 12% per annum until maturity.  Accrued interest is not payable in cash but added to principal.  The maturity date on the subordinated promissory notes will be no earlier than 91 days subsequent to the maturity date of our 10¾% Senior Notes, subject to certain exceptions.  On February 5, 2004 AAHC purchased approximately $4.7 million of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition.

Earnout

CHAAS Holdings also agreed to pay the sellers additional consideration of up to a maximum of $10.0 million in the aggregate to the extent that the Castle Harlan Group achieves an assumed annualized internal rate of return of 30% on its total equity investment in CHAAS Holdings and its subsidiaries as calculated as of the end of each of the 2003, 2004 and 2005 calendar years.  The Castle Harlan Group’s internal rate of return is determined at the end of each calendar year by calculating the proceeds the Castle Harlan Group would receive in a hypothetical sale of CHAAS Holdings, based upon a value equal to 5.65 times the consolidated EBITDA of CHAAS Holdings and its subsidiaries, adjusted for certain non-recurring items, as of the calendar year then ended and after making appropriate adjustments for cash and indebtedness of CHAAS Holdings and its subsidiaries and other specified items described in the securities purchase agreement relating to the Acquisition.

If there is a change in control (as defined in the securities purchase agreement) prior to March 31, 2006, the full amount of the additional consideration that was not previously earned by the sellers would be accelerated, subject to the Castle Harlan Group achieving a 30% annualized internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries based on the proceeds the Castle Harlan Group actually receives in the change in control.

In the event the Castle Harlan Group receives proceeds from certain sales of equity interests in or assets of CHAAS Holdings or from certain sales of our assets or equity interests that do not otherwise constitute a change in control, CHAAS Holdings has agreed to accelerate payment to the sellers of a percentage of any unearned portion of the additional consideration equal to the percentage of the value of the interests sold or redeemed by the Castle Harlan Group in each such transaction, subject in all cases to the Castle Harlan Group having achieved an assumed 30% annualized internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries at the time of each transaction. We will have no obligation to pay any portion of the annual additional consideration that has not been earned by the sellers on or before March 31, 2006, except as to any consideration that would have been earned but was deferred because of a holdback, escrow, earnout or other similar arrangements in connection with a change in control.  The specified annualized internal rate of return was not achieved in calendar year 2003 and we have not recorded a liability for additional consideration as of December 31, 2003.

To the extent the payment of any portion of any additional consideration earned by the sellers would constitute, upon payment, or within the following fiscal quarter, an event of default under the terms governing our indebtedness, including the notes, then that portion will be paid in the form of subordinated promissory notes, referred to as ‘‘contingent payment notes,’’ that will be substantially in the form of the subordinated promissory notes issued to the sellers at the closing of the Acquisition and that will be subordinated on the same basis as the subordinated promissory notes are subordinated to our senior indebtedness, including the notes. CHAAS Holdings has agreed to cause the issuers of the contingent payment notes to pay the maximum amount of principal and interest owing under any contingent payment note at the end of each fiscal year to the extent any such payment would not cause or result in an event of default under our senior indebtedness.

Securities Purchase Agreement

The securities purchase agreement contains customary representations and warranties, covenants and indemnities by and for the benefit of CHAAS Holdings and the sellers. CHAAS Holdings has agreed to cause one or more of its subsidiaries to satisfy any payment obligations under the securities purchase agreement to the extent that it does not have sufficient funds to do so. The sellers’ indemnification obligations, which are several and not joint, for breaches of representations and warranties generally survive until June 30, 2004, except for representations and warranties relating to certain tax and environmental matters which generally survive until April 15, 2007 and certain other specified matters which survive indefinitely. The sellers’ obligations to indemnify CHAAS Holdings and CHAAS Holdings’s obligation to indemnify the sellers are not triggered until the other suffers losses of $1.75 million, but once that threshold is reached, indemnification may be sought for all losses incurred by that party. The sellers’ aggregate indemnification obligations are generally capped at approximately $30 million in the aggregate, consisting of the $10.0 million in cash plus expenses deposited in escrow at the closing of the Acquisition as described below, a right of set-off of CHAAS Holdings against the $10.0 million in subordinated promissory notes issued to the sellers at closing and a right of set-off of CHAAS Holdings against any portion of the $10.0 million in additional consideration earned by the sellers as described above. An additional $10.0 million is available for indemnification for tax and environmental matters. Each sellers’ individual indemnification obligations are generally capped at the proceeds received from the sale of their equity interests in AAS. Our CHAAS Holdings’s indemnification obligations are generally capped at $20.0 million.

At the closing of the Acquisition, the sellers deposited $10.0 million with a third party escrow agent to secure the sellers’ indemnification obligations and certain other contingent payment obligations of the sellers under the securities purchase agreement. The escrow agreement expires and the funds remaining in escrow, if any, will be distributed to the sellers on June 30, 2004, except that if any dispute between CHAAS Holdings and the sellers exists on that date as to any claim of CHAAS Holdings to any escrowed funds, the amount in dispute will continue to be held in escrow until the dispute is resolved either by agreement of CHAAS Holdings and sellers or by a non-appealable order of a court of competent jurisdiction.

The sellers have also agreed in the securities purchase agreement to indemnify CHAAS Holdings and its affiliates, without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates in connection with the recall instituted by three OEMs of approximately 41,000 G 3.0 model removable towbar systems produced by Brink between 1999 and 2001.  The securities purchase agreement provides that we may settle all matters relating to this recall for up to an aggregate of $4.0 million without the consent of the sellers. Any settlement that exceeds $4.0 million requires the consent of the sellers, although the sellers continue to maintain responsibility for all losses, whether or not they agree to any such settlement.  In January 2004, the Company, with the Seller’s consent, reached an agreement with the OEM customers to resolve the recall obligation.  On January 30, 2004 the Company paid the OEM customers $4.1 million and were reimbursed by the Seller’s for a like amount from an escrow account established on April 15, 2003 in conjunction with the Acquisition.  Under the terms of the settlement the Company is required to reimburse the customer for additional costs through either cash payments or shipment of replacement parts.  These costs are expected to be reimbursed to the Company by the Sellers at a future date.

RESULTS OF OPERATIONS

Summary Results of Operations

The following table presents the major components of the statement of operations together with percentages of each component as a percentage of net sales.

	Company		Predecessor
	Period from April 15, 2003 through		Period from January 1, 2003 Through		Year ended December 31,
	December 31, 2003		April 14, 2003		2002		2001
	(in thousands)				(in thousands)

Net sales	$256,058	100.0%	$101,854	100.0%	$329,782	100.0%	$314,035	100.0%
Gross profit	59,131	23.1%	25,346	24.9%	79,266	24.0%	74,452	23.7%
Selling, administrative and product development expenses	36,862	14.4%	14,908	14.6%	48,103	14.6%	44,769	14.3%
Stock option compensation	—	—	10,125	9.9%	—	—	—	—
Transaction expenses	—	—	3,784	3.7%	1,206	0.4%	—	—
Amortization of intangible assets	5,800	2.3%	11	0.0%	122	0.0%	3,312	1.1%
Operating income (loss)	16,469	6.4%	(3,482)	(3.4)%	29,835	9.0%	26,371	8.4%
Interest expense	14,409	5.6%	4,772	4.7%	15,907	4.8%	17,684	5.6%
Loss resulting from debt extinguishment	7,308	2.9%	—	—	—	—	—	—
Foreign currency (gain) loss	400	0.2%	(3,240)	(3.2)%	(8,429)	(2.6)%	4,948	1.6%
Other (income) expense	254	0.1%	84	0.0%	520	0.2%	743	1.2%
Income (loss) before cumulative effect of accounting change and income taxes	(5,902)	(2.3)%	(5,098)	(5.0)%	21,837	6.6%	2,996	1.0%
Cumulative effect of accounting change for goodwill impairment	—	—	—	—	(29,207)	(8.9)%	—	—
Income (loss) before income taxes	(5,902)	(2.3)%	(5,098)	(5.0)%	(7,370)	(2.2)%	2,996	1.0%
Income tax provision (benefit)	(394)	(0.2)%	1,600	1.6%	4,252	1.3%	602	0.2%
Net income (loss)	(5,508)	(2.2)%	(6,698)	(6.6)%	(11,622)	(3.5)%	2,394	0.8%

Period from April 15, 2003 through December 31, 2003 for the Company and the Period from January 1, 2003 through April 14, 2003 for the Predecessor compared to the Year Ended December 31, 2002 for the Predecessor.

Net sales.  Net sales for the period from April 15, 2003 through December 31, 2003 were $256.1 million and for the period from January 1, 2003 through April 14, 2003 were $101.9 million.  Net sales for 2002 were $329.8 million.  This increase for the full year of $28.1 million, or 8.5%, is primarily due to a $16.8 million increase resulting from an increase in the average exchange rates for the period between the U.S. dollar and the currencies, primarily the European euro, used by our foreign subsidiaries.  Additionally, sales to the automotive aftermarket increased by approximately $3.7 million, primarily at Valley.  Sales to our OEM customers increased by $7.6 million representing increases at SportRack and Brink of $15.5 million and $5.5 million, respectively, offset by a decrease in Valley OEM sales of $13.4 million.

Gross profit.  Gross profit for the period from April 15, 2003 through December 31, 2003 was $59.1 million and for the period from January 1, 2003 through April 14, 2003 was $25.3 million. During the year ended December 31, 2002, gross profit was $79.3 million.  This increase in 2003 of $5.2 million, or 6.6%, resulted from the increase in sales partially offset by a small decrease in the gross margin percentage.  Gross profit as a percentage of net sales was 23.1% for the period from April 15, 2003 through December 31, 2003 and was 24.9% for the period from January 1, 2003 through April 14, 2003.  For 2002, the gross margin percent was 24.0%.  The decrease in the gross margin percentage was primarily attributable to a higher cost basis for inventory that was acquired on April 15, 2003 from our Predecessor and sold during the period from April 15, 2003 through December 31, 2003 totaling $1.6 million and a decrease in the gross margin percentage caused by a change in the mix of products.  These decreases were partially offset by higher production efficiency for Brink, which restructured its manufacturing facilities in The Netherlands during 2002 and due to a higher percentage of our aggregate net sales by Brink, which has a higher gross margin percentage than the average for the Company.

Selling, administrative and product development expenses.  Selling, administrative and product development expenses for the period from April 15, 2003 through December 31, 2003 were $36.9 million and for the period from January 1, 2003 through April 14, 2003 were $14.9 million. Selling, administrative and product development expenses for 2002 were $48.1 million.  The increase in 2003 of $3.7 million, or 7.6%, was primarily due to the higher sales, $3.6 million resulting from an increase in the average exchange rates between the U.S. dollar and the European euro, an increase of $1.1 million in product development expenses, and the inclusion of management fees to Castle Harlan from April 15, 2003 of $2.1 million, offset by the absence in 2003 of approximately $3.0 million of costs recorded in 2002 for the recall of approximately 41 thousand towbars produced by Brink from January 1999 through March 2002.

Stock Option Compensation.  During the period ended April 14, 2003 holders of all outstanding membership units and warrants exercised their options to purchase membership units of our Predecessor prior to the Acquisition.  In connection with this transaction, our Predecessor recorded stock option compensation in the period from January 1, 2003 through April 14, 2003 of $10.1 million, representing the fair market value of the underlying units less the related exercise price and the recorded value of the warrants.

Transaction expenses.  During the period from January 1, 2003 thorough April 14, 2003, our Predecessor incurred $3.8 million in expenses related to the Acquisition, including legal, accounting and other advisor fees as compared to $1.2 million in 2002.

Amortization of intangible assets.  Amortization of intangible assets for the period from April 15, 2003 through December 31, 2003 was $5.8 million and was $11,000 for the period from January 1, 2003 through April 14, 2003.  During 2002 our Predecessor had $122,000 of amortization.  The increase in amortization during 2003 primarily results from amortization related to intangible assets identified in the allocation of the Acquisition purchase price consideration.

Operating income (loss).  We had operating income for the period from April 15, 2003 through December 31, 2003 of $16.5 million and our Predecessor had an operating loss of $3.5 million for the period from January 1, 2003 through April 14, 2003.  For the year 2002 our Predecessor had operating income of $29.8 million.  The decrease in 2003 of $16.8 million is primarily attributable to expenses recorded in 2003 for stock option compensation, the increased transaction expenses, higher amortization of intangible assets and the increase in selling, administrative and product development expenses, offset partially by the increase in gross profit.

Interest expense.  Interest expense for the period from April 15, 2003 through December 31, 2003 was $14.4 million and was $4.8 million for the period from January 1, 2003 through April 14, 2003.  Interest expense for 2002 was $15.9 million. This increase of $3.3 million was primarily due to the higher level of debt outstanding and higher interest rates during the period from April 15, 2003 through December 31, 2003 that was incurred in connection with the Acquisition.

Loss resulting from debt extinguishment.  On May 23, 2003, we issued $150 million of our 10¾% Senior Notes due 2011, the proceeds of which were used to repay a senior subordinated bridge note and a portion of our credit facility (see – “Debt and Credit Sources” below).  As a result we incurred an extinguishment loss of $7.3 million.

Foreign currency gain (loss).  Foreign currency loss in the period from April 15, 2003 through December 31, 2003 was $400,000 and was a gain of $3.2 million for the period from January 1, 2003 through April 14, 2003.  During the year ended December 31, 2002 our Predecessor had a foreign currency gain of $8.4 million.   Our Predecessor’s foreign currency gains and losses were primarily related to Brink, which had indebtedness denominated in U.S. dollars, including intercompany debt.  During 2002 and continuing into 2003, the U.S. dollar weakened significantly in relation to the European euro, the functional currency of Brink.  On April 15, 2003 we refinanced our debt and repaid all the U.S. dollar denominated debt for Brink, except for intercompany indebtedness.  The Brink intercompany indebtedness was reduced and subsequent to April 15, 2003 has been considered to be permanently invested and therefore changes in the intercompany balances caused by foreign currency fluctuations subsequent to April 15, 2003 have been recorded in the currency translation adjustment account and included in other comprehensive income.  For the period ended December 31, 2003, the foreign currency loss resulted primarily from the Company’s Canadian subsidiary’s sales to U.S. customers where the transactions are denominated in U.S. dollars.

Provision for income taxes.  Prior to April 15, 2003 our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, our Predecessor’s domestic taxable income or loss accrued to the individual members.  Certain of the Company’s domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions prior to the Acquisition.  Effective on April 20, 2003 we filed an election for all our domestic subsidiaries to be treated as taxable corporations and therefore they are now subject to federal income tax.  During the period from April 15, 2003 through December 31, 2003 we had a loss before income taxes of $5.7 million and recorded an income tax benefit of $394,000.  During the period from January 1, 2003 through April 14, 2003 our Predecessor had a loss before income taxes for its taxable subsidiaries of $5.0 million and an income tax provision of $1.6 million.  During 2002, our Predecessor had income before income taxes for its taxable subsidiaries totaling $8.1 million and recorded a provision for income taxes of $4.3 million, including a $263,000 provision related to an ongoing income tax audit in Italy covering the periods 1998 to 2001.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries.

Cumulative effect of accounting change. On January 1, 2002, the Predecessor adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets: (“SFAS 142”), which requires goodwill to be subject to an impairment test annually, or more frequently if circumstances dictate, and eliminated goodwill amortization.  Upon adoption of SFAS 142, the Predecessor recorded a loss totaling $29.2 million to write down goodwill recorded in connection with the acquisition of Valley Industries.

Net income (loss).  We had a net loss for the period from April 15, 2003 through December 31, 2003 of $5.5 million and our Predecessor had a net loss of $6.7 million for the period from January 1, 2003 through April 14, 2003.  Our Predecessor’s net loss for 2002 was $11.6 million.  The slightly higher net loss in 2003 reflects, as discussed above, the increase in interest expense, management fee, and amortization expense, the stock option compensation, the increased transactions expenses, the loss resulting from debt extinguishment, a reduced foreign currency gain, and a lesser provision for income taxes as compared to 2002, substantially offset by the cumulative effect of the accounting change for goodwill in 2002.

2002 Compared to 2001

Net sales.  Net sales for 2002 were $329.8 million, representing an increase of $15.7 million, or 5.0%, compared with net sales for 2001.  This increase resulted primarily from increased sales to automotive OEMs of approximately $12.9 million primarily resulting from increased production levels of vehicles in North America compared to the prior year.  Additionally, sales were higher by $4.0 million due to an increase in average exchange rates for the period between the U.S. dollar and the currencies, primarily the European euro, used by the Company’s foreign subsidiaries.  Partially offsetting these increases was a decline in aftermarket sales of approximately $1.2 million.

Gross profit.  Gross profit for 2002 was $79.3 million, representing an increase of $4.8 million, or 6.5%, from the gross profit for 2001.  This increase resulted from the increase in sales and an increase in the gross margin percentage.  Gross profit as a percentage of net sales was 24.0% in 2002 compared to 23.7% in 2001.  The increase in the gross margin percentage is primarily attributable to the effects of spreading fixed costs over a higher sales base and increased gross margin for North American towing products resulting from increased productivity and cost cutting efforts.  These increases were partially offset by reduced gross margin resulting from a change in the mix of products sold being weighted more towards lower margin products and lower production efficiency at Brink which restructured its Netherlands manufacturing facilities during the first quarter of 2002.

Selling, administrative and product development expenses.  Selling, administrative and product development expenses for 2002 were $48.1 million, representing an increase of $3.3 million, or 7.4%, from the selling, administrative and product development expenses for 2001.  This increase was primarily the result of a $3.0 million expense recorded for the recall of the G 3.0 model removable towbar system at Brink.  In early July 2002, three European automotive OEM customers of Brink Sweden recalled in total approximately 41,000 towbars, which were supplied by the Company.  The recall affects vehicles fitted with the G 3.0 model removable towbar system sold between January 1999 and March 2000.  During the fourth quarter of 2002, based upon information gathered concerning the costs of the recall and from discussions with its customers management estimated and recorded an expense of approximately $3.0 million for the recall. Without the effects of the recall, selling, administrative and product development expenses would have increased by $310,000.  Also before the effects of the recall, selling, administrative and product development expenses as a percentage of net sales was 13.7% compared with 14.3% for 2001.  This decrease is primarily attributable to the effect of covering fixed costs with greater sales, the Company’s ongoing cost containment initiatives and the lack in 2002 of costs incurred to relocate a warehouse operation during the first quarter of 2001.

Transaction expenses.  During 2002, our Predecessor incurred $1.2 million in expenses related to the Acquisition, including legal, accounting and other advisor fees.

Amortization of intangible assets.  Amortization of intangible assets for 2002 was $122,000, representing a decrease of $3.2 million compared with amortization of intangible assets, which included amortization of goodwill, for 2001.  This decrease was the result of a new accounting standard adopted on January 1, 2002, which ceased the amortization of goodwill as of that date.

Operating income.  Operating income for 2002 was $29.8 million, an increase of $3.5 million, or 13.1%, over operating income for 2001, reflecting the increase in gross profit and the decrease in amortization of intangible assets partially offset by the increase in selling, administrative and product development expenses.  Operating income as a percentage of net sales increased to 9.0% in 2002 from 8.4% in 2001.

Interest expense.  Interest expense for 2002 was $15.9 million, which was $1.8 million lower than interest expense for 2001.  The decrease was due to lower average interest rates charged on the Company’s variable rate indebtedness and reduced average borrowings.

Foreign currency (gain) loss.  Foreign currency gain in 2002 was $8.4 million, compared to a foreign currency loss of $4.9 million in 2001.  The Company’s foreign currency gain is primarily related to Brink which has indebtedness denominated in U.S. dollars, including intercompany debt and a portion of the loans under the Company’s Second Amended and Restated Credit Agreement.  During 2002 the U.S. dollar weakened significantly in relation to the European euro, the functional currency of Brink, whereas during 2001, the U.S. Dollar strengthened in relation to the European euro.  This was partially offset by the foreign currency loss of SportRack Accessories which has intercompany indebtedness denominated in U.S. Dollars.  During 2002 the U.S. dollar strengthened in relation to the Canadian Dollar, the functional currency of SportRack Accessories.

Provision (benefit) for income taxes.  The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, the Company’s domestic taxable income accrues to the individual members.  Certain of the Company’s domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions.  During 2002, the Company recorded a tax provision amounting to $263,000 related to an ongoing income tax audit in Italy covering the periods 1998 to 2001.  During 2002, the Company had income before income taxes for its taxable subsidiaries totaling $8.1 million and recorded a provision for income taxes of $4.0 million exclusive of the $263,000 provision related to the income tax audit.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 2002 and differences in the tax rates of foreign countries.  During 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $3.2 million and recorded a provision for income taxes of $602,000.  The provision in 2001 resulted primarily from the pretax income of Brink which was offset by the pretax losses of SportRack Accessories.  The tax benefit of SportRack Accessories was offset by the increase in the valuation allowance recorded against the tax assets of the subsidiary.

Cumulative effect of accounting change.  On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  See “New Accounting Pronouncements”.  As a result of this accounting change, the Company recorded a loss totaling $29.2 million to write down goodwill recorded in connection with the Valley Industries acquisition.

Net income (loss).  Net loss for 2002 was $11.6 million, as compared to net income of $2.4 million in 2001, a change of $14.0 million.  The change in net loss is primarily attributable to the cumulative effect of accounting change due to the adoption of SFAS 142 and the increase in the provision for income taxes, offset partially by the increase in operating income, lower interest expense and the foreign currency gain in 2002 as compared with the foreign currency loss in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Our indebtedness at December 31, 2003 was $198.8 million including current maturities of $1.9 million.  We expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our revolving credit facilities.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	Company	Predecessor
	December 31, 2003	December 31, 2002
	(in thousands)	(in thousands)

Working Capital	$84,341	$20,954

	Company	Predecessor
	Period from April 15, 2003 through December 31, 2003	Period from January 1, Through April 14, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(in thousands)	(in thousands)

Cash flows provided by operating activities	$10,765	$2,898	$21,004	$27,651

Cash flows (used for) investing activities	$(113,510)	$(2,512)	$(15,354)	$(7,580)

Cash flows provided by (used for) financing activities	$118,674	$4,086	$(5,526)	$(20,389)

Working capital

Working capital increased by $63.4 million to $84.3 million at December 31, 2003 from $21.0 million at December 31, 2002 due primarily to a decrease in the current maturities of long-term debt of $16.3 million, the elimination of mandatorily redeemable warrants of $5.3 million, an increase of $2.5 million in other current assets, an increase of $815,000 in inventories, an increase in cash of $14.0 million, an increase in deferred tax assets, net of an increase in current deferred tax liabilities of $5.4 million.  Our working capital also increased as a result of a decrease of $6.9 million in accounts payable and accrued liabilities.  Approximately $12.4 million of our working capital increase reflects the effects of an increased exchange rate between the U.S. dollar and the European euro as of December 31, 2003 as compared with that as of December 31, 2002.

Our cash increased primarily due to the proceeds received for the sale of two of our buildings in November 2003 which were immediately leased back.  See “Debt and Credit Sources” below.  Proceeds on the sale were $10.6 million and we will use the proceeds, in conjunction with the 10¾% Senior Notes Indenture, to purchase property, plant and equipment.

The current portion of long term debt decreased due to the issuance of the 10¾% Senior Notes on May 23, 2003, which proceeds were used to pay a significant portion of our term loan A and term loan B facility.  Current maturities consist of payments due under our term note and capital leases.  See “Debt and Credit Sources” below.

Accrued liabilities decreased primarily due to the reduction in our accrued interest at December 31, 2003 as compared with December 31, 2002.  Under the 10¾% Senior Notes we pay interest every six months in arrears on December 15 and June 15 of each year.  Under the Predecessor’s 9¾% Senior Subordinated Notes interest was due on October 15 and April 15 of each year. Additionally, accrued liabilities were higher at December 31, 2002 due to accrued transaction costs of $1.2 million.

In December 2003, we paid $5.9 million to the Sellers in connection with the final resolution of working capital and cash adjustments relating to the Acquisition. See “Closing Purchase Price Adjustments” above. We funded this payment with borrowings under our credit facilities.

Operating Activities

Our operations provided $10.8 million in cash for the period from April 15, 2003 through December 31, 2003 and our Predecessor’s operations provided $2.9 million in cash for the period from January 1, 2003 through April 14, 2003.  During the year ended December 31, 2002 our Predecessor’s operations provided $21.0 million in cash.  Cash flow provided by operating activities for 2003 decreased primarily due to an increase in working capital and increased interest expense during 2003.  In addition, operating income during 2003 was lower than 2002.

Investing Activities

Cash flow used for investing activities for the period from April 15, 2003 through December 31, 2003, the period from January 1, 2003 through April 14, 2003 and the year ended December 31, 2002 included acquisitions of property and equipment of $10.5 million, $2.5 million and $15.4 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance.  Cash flows for investing activities for the period from April 15, 2003 through December 31, 2003 included the acquisition of all the equity interests of our Predecessor totaling $113.7 million.

Cash flows from investing activities also included $10.6 million in cash provided from the sale of property and equipment.  These proceeds were primarily from a sale and leaseback transaction.  See “Debt and Credit Sources” below.

Capital Expenditures

Our capital expenditures for 2003 were approximately $13.0 million, and were incurred primarily in connection with the expansion of capacity, productivity and process improvements and maintenance. Our 2003 capital expenditures were paid for from cash flows provided by operating activities or borrowings against our revolving credit facilities and included approximately $6.0 million for replacing and upgrading existing equipment.  We estimate that capital expenditures for 2004 will be approximately $12.0 million, primarily for the expansion of capacity, productivity and process improvements and maintenance.  Our 2004 capital expenditures are anticipated to be paid for from our current cash and cash provided from operating activities.

Financing Activities

During the period from April 15, 2003 through December 31, 2003 financing cash flows included the proceeds from the issuance of membership units totaling $100.9 million and proceeds from borrowing related to our purchase of our Predecessor on April 15, 2003, including $106.0 million borrowed under a new credit facility, a $55.0 million convertible senior subordinated bridge note and a $10.0 million subordinated promissory note issued to the Sellers of our Predecessor (see “Debt and Credit Sources” below).   A portion of these proceeds were used to pay debt issuance costs and pay a portion of our Predecessor’s indebtedness including all amounts due under its then existing credit facility.  On May 23, 2003 we sold $150.0 million of our 10¾% Senior Notes due 2011, which proceeds were used to refinance the convertible senior subordinated note and a portion of loans under the new credit facility.

During the period from January 1, 2003 through April 14, 2003 our Predecessor made $2.2 million in regularly scheduled principal payments on its term notes under its then existing credit facility, borrowed $6.4 million on its revolving facility and made distributions to its members totaling $122,000.

During the year ended December 31, 2002, financing cash flows of our Predecessor included scheduled payments of principal on its term notes under its then existing credit facility, distributions to members and net borrowings under its revolving line of credit.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements.

Contractual Obligations

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of December 31, 2003.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations	$190,514	$1,260	$5,670	$5,037	$178,547
Capital lease obligations	8,300	649	1,352	1,354	4,945
Operating lease obligations	39,075	6,432	9,232	5,672	17,739
Total	$237,889	$8,341	$16,254	$12,063	$201,231

Debt and Credit Sources

Our indebtedness was $198.8 million at December 31, 2003.  The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities.  As of December 31, 2003, we had borrowings under the revolving credit facilities totaling $17.7 million and had $34.5 million of available borrowing capacity.  At December 31, 2003, we had an outstanding letter of credit for $1.7 million that provided security for our U.S. workers compensation program and in February  2004 we issued a $1.9 million letter of credit to support our euro currency collar (see Note 13), both of which reduced borrowing availability.  As of December 31, 2003, we were in compliance with the various covenants under the debt agreements pursuant to which we have borrowed or may borrow money and we believe we will remain in compliance with such covenants through the period ending December 31, 2004.   Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

On April 15, 2003, we entered into a new senior secured credit facility consisting of a revolving credit facility and term loans as follows:  (1) a revolving credit facility comprised of (a) a $29.7 million U.S. revolving credit facility and (b) a 9.6 million European euro revolving credit facility; (2) a term loan A facility comprised of (a) a $29.7 million U.S. term loan A and (b) a 9.6 European euro term loan A; and (3) a term loan B comprised of (a) a $48.3 million U.S. term loan B and (b) a 15.6 million European euro term loan B.  On May 23, 2003, we used portion of the proceeds from the sale of our 10¾% Senior Note offering to repay all notes and loans under the senior secured credit facility.

On May 23, 2003, we also entered into an amended and restated senior secured credit facility consisting of (i) a revolving credit facility comprised of (a) $35.0 million U.S. dollar revolving credit facility and (b) a 15.0 million European euro revolving credit facility and (ii) a 10.0 million European euro term loan facility.  The U.S. credit facility contains a $5.0 million letter of credit sub-facility and the European revolving credit facility contains a 2.0 million European euro letter of credit sub-facility.

On April 15, 2003, a convertible senior subordinated bridge note in the principal amount of $55.0 million was issued to CHP IV by Valley and SportRack.  We used a portion of the proceeds from the sale of our $150 million 10¾% Senior Notes offering to fully repay the bridge note, together with accrued interest thereon.  The interest rate on the bridge note was 12% per annum.

On April 15, 2003, subordinated promissory notes in an aggregate principal amount of $10.0 million were issued to the Sellers by Valley and SportRack.  The interest rate on the subordinated promissory notes is 12% per annum until maturity, subject to certain exceptions.  Accrued interest is not payable in cash but is capitalized and added to principal.  The maturity date on the subordinated promissory notes will be no earlier than 91 days subsequent to the maturity date of our $150 million 10¾% Senior Notes, subject to certain exceptions. On February 5, 2004, AAHC purchased approximately $4.7 million face value of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition.

On May 16, 2003, we redeemed all of our then outstanding 9¾% Senior Subordinated Notes due 2007 at the optional redemption price of 104 7/8% of the principal amount thereof plus accrued interest.  Upon consummation of the Acquisition of the Predecessor, we deposited funds in escrow sufficient to effect a covenant defeasance of the senior subordinated notes and to consummate the redemption through the redemption date.  The amount of the redemption, which included accrued interest and premiums, was $132.6 million.

On November 24, 2003 the Company entered into a sale-leaseback transaction with Sport (MI) QRS 15-40, Inc. (“the Landlord”), in which SportRack sold to the Landlord, and concurrently leased back from the Landlord for an initial term of 20 years, manufacturing facilities comprising land and improvements located in Michigan.  The net proceeds of the sale were $10.6 million, which approximated net book value at the date of sale, and the annual fixed rent under the lease is $1.0 million, subject to annual consumer price index-based increases commencing in the third lease year and subject to certain other adjustments set forth in the lease.  The lease also provides for two sequential 10-year lease renewal options at the then fair market rental value.  The lease has been accounted for as an operating lease.

On February 4, 2004, AAHC, our direct parent, issued 13¼% Senior Discount Notes, which will have an aggregate principal amount of $88.0 million in an offering exempt from the registration requirements of the Securities Act.  The net proceeds from the issuance were approximately $47.8 million after deducting estimated fees and expenses of the issuance.  On February 5, 2004, AAHC purchased approximately $4.7 million face value of the subordinated promissory notes issued to members of our Predecessor.  Proceeds of $42.5 million were used to redeem a portion of the equity interests of our indirect parent, CHAAS Holdings.

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

Inflation

Inflation generally affects us by increasing our cost of labor and related benefits, equipment, and raw materials.  We believe inflation has not had a significant impact on our operations for the periods presented because we produce and sell in North America and Europe, which have experienced relatively low rates of inflation in recent years and we continue to focus on reducing our operating costs.  Where practicable, we attempt to establish favorable supply agreements for the future delivery of our raw materials. However, during the fourth quarter of 2003 and continuing into the first quarter of 2004, our cost of steel has increased dramatically and in some instances, availability has become uncertain.  Industry forecasts suggest that further price increases are expected into mid-2004. Factors contributing to the price increase and shortages include the increasing demand for steel products from China together with a weakening U.S. dollar, the consolidation in the steel producing industry and a reduction in overall production capacity.  During 2003, our purchases of steel or components with a high steel content were approximately $35 million.  Steel price increases through the first quarter of 2004 have generally ranged from 5% to 25%, depending upon the supplier, the product purchased and geographic location. The steel price increases and shortages most impact our Valley and Brink operations where we are working with our suppliers to ensure availability and meeting with customers to discuss the impact of our increased costs.

Seasonality

The revenues from approximately two-thirds of our business is directly related to North American and European automotive production by OEM’s, which has historically been cyclical and is dependent upon the general economic conditions and other factors.  Historically, our significant OEM customers shutdown operations for two weeks in July and one week in December and have model changes, resulting in lower production levels, during our third quarter.  In addition, our automotive aftermarket business generally has the highest level of sales during the second quarter, followed by the first quarter.

Critical Accounting Policies

The Company prepared its financial statements in conformity with accounting principles generally accepted in the Unites States of America.  In this process, it is often necessary for management to select accounting policies and make estimates about matters that are inherently uncertain.  Estimates are developed using various methods and by making certain assumptions and require management to make subjective and complex judgments.  Variations in these accounting policies and estimates can significantly affect the amounts reported in the consolidated financial statements and the attached notes.  These methods and assumptions have been developed based upon available information.  However actual results can differ from assumed and estimated amounts.

The significant accounting polices applied in preparing the Company’s financial statements are described in Note 1 to the financial statements.  Policies that are considered critical are described below.

Impairment of Long-Lived Assets.  At December 31, 2003, we had approximately $145.4 million of goodwill and identifiable intangible assets, representing the estimated fair values at the Acquisition date.  Certain of the identifiable intangible assets are being amortized on a straight-line basis over the estimated economic life, which ranges from 8 to 21 years.  Management evaluates the potential impairment of long-lived assets on an ongoing basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  At that time, a comparison is made between estimated future cash flows expected to result from the use of the asset and its eventual disposition and the carrying value of the asset.  Future cash flows are estimated using current and forecasted revenues, projected profit margins and the current and expected future economic environment.  Impairments of long-lived assets may be reported if the facts and circumstances surrounding assumptions made in developing estimates of future cash flows were to change.

Depreciable Lives.  At December 31, 2003, we had a capitalized investment in property and equipment of approximately $82.0 million, of which approximately $40.1 million was related to machinery, equipment and tooling used to support our manufacturing operations.  The determination of the appropriate estimated useful life for the machinery, equipment and tooling is a significant element of our ability to properly match the depreciation and amortization of such assets with the operating income and cash flows generated by their use.  We depreciate our machinery and equipment on the straight-line method over estimated useful lives which range from 2 to 10 years and believe that the useful life estimates currently used reasonably approximate the period of time such assets will be used in our manufacturing operations.  However, unforeseen changes in our customer requirements for product design and technology, or quality and delivery requirements may result in actual useful lives that differ materially from the current estimates.

Customer tooling.  At December 31, 2003, we had costs associated with tooling that is to be reimbursed by our OEM customers of approximately $10.0 million.  At the inception of a customer-tooling program, we estimate the total costs that will be incurred to produce the required tooling and, to the extent that those costs exceed the expected reimbursement, we expense such costs as incurred.  While we believe we make reasonable estimates of the total tooling costs that will be incurred, actual costs may differ materially from such estimates.

Valuation of deferred tax assets.  We conduct operations throughout North America and Europe and are subject to taxation in the U.S. and Canadian federal, state or providence and local jurisdictions as well as the individual countries in Europe in which we conduct operations.  As a result, the nature of our tax provisions and the evaluation of our ability to use all recognized deferred tax assets is inherently complex.  We record a valuation allowance when realization of the deferred tax asset is uncertain.  In assessing our ability to realize our deferred tax assets, we review historical operating results and expected future operating results, scheduled reversal of deferred tax liabilities, and the potential effectiveness of tax planning strategies, all of which require significant management judgment.  While we believe that we have made appropriate valuations of our deferred tax assets, unforeseen changes in tax legislation or the results of tax audits, our operating results, strategies and organizational structure, or other matters may result in material changes in our deferred tax asset valuation allowances.

Contingent obligations and losses.  The Company is subject to various contingent obligations and losses including contingent legal obligations, see Item 3. “Legal Proceedings”.  The Company establishes reserves for contingent obligations and losses when information concerning an obligation or loss indicates that it is probable that an asset had been impaired or a liability had been incurred provided that the amount of the loss can be reasonably estimated.  Estimates of the cost are derived using known and assumed facts related to the specific circumstances surrounding each obligation.  Management reviews and updates these estimates periodically.  The ultimate cost of the Company’s contingent obligations may be greater or less than the established accruals and could have a material impact upon the Company’s financial position, results of operations or cash flows.

Workers compensation expense.  The Company establishes accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims.  The estimates are based on historical experience, industry trends and current legal, economic and regulatory factors.  The ultimate cost of these claims may be greater than or less than the established accrual and could have a material impact upon the Company’s financial position and results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy.  Net sales from international operations during 2003 were approximately $124.4 million, or 35% of our net sales. At December 31, 2003, assets associated with these operations were approximately 35% of total assets, and we had indebtedness denominated in currencies other than the U.S. Dollar of approximately $20.0 million.

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

We may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. We had no outstanding foreign currency forward options at December 31, 2003 and we do not use derivative financial instruments for trading or speculative purposes.  On February 11, 2004, the Company entered into a series of foreign currency forward exchange contracts related to the euro – see Note 13 of  “Notes to Consolidated Financial Statements.”

Our credit facilities are subject to interest rates based on a floating benchmark rate (such as LIBOR or the Federal Funds rate), plus an applicable margin. The applicable margin is a fixed spread based on the floating benchmark rate we select for borrowings and whether such borrowings are under our term loan facilities or under our revolving credit facilities. A change in interest rates under our credit facilities could have an impact on results of operations. As of December 31, 2003, a change of 1.0% in the market rate of interest would impact our annual interest expense by $296,000.

The table below provides information about the Company’s financial instruments, primarily debt obligations, that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.  Intercompany indebtedness is due on demand and is therefore shown as maturing in 2004.  Weighted average variable rates are based on current rates.  The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instrument’s actual cash flows are denominated in U.S. dollars ($US), European euro (euro) and Canadian dollars ($CAN), as indicated in parentheses.

	Company
	December 31, 2003 Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Fair Value
	($US Equivalent in thousands)
Fixed Rate ($US)	$85	$69	$64	$3	$3	$160,898	$176,122
Average interest rate	9.5%	9.5%	9.5%	9.5%	9.5%	10.88%
Fixed Rate (euro)	$282	$297	$313	$329	$346	$2,461	$4,026
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%
Variable Rate ($US)	$—	$—	$—	$—	$—	$17,673	$17,673
Average interest rate	—	—	—	—	—	5.73%
Variable Rate (euro)	$1,542	$2,502	$3,778	$4,109	$1,603	$2,459	$15,993
Average interest rate	5.40%	5.57%	5.66%	5.67%	5.32%	3.29%
Intercompany indebtedness denominated in currency other than the functional currency (euro)	$37,113	$—	$—	$—	$—	$—	$37,113
Average interest rate	10.75%	—	—	—	—	—
Intercompany indebtedness denominated in currency other than the functional currency ($CAN)	$28,834	$—	$—	$—	$—	$—	$28,834
Average interest rate	10.75%		—	—	—	—

	Predecessor
	December 31, 2002 Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Fair Value
	($US Equivalent in thousands)
Fixed Rate ($US)	$54	$129	$64	$59	$—	$125,000	$118,750
Average interest rate	7.0%	7.0%	7.0%	7.0%	—	9.75%
Fixed Rate (euro)	$286	$299	$299	$299	$299	$1,507	$2,989
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%
Variable Rate ($US)	$15,595	$6,356	$—	$—	$—	$—	$21,951
Average interest rate	5.47%	5.47%	—	—	—	—
Variable Rate (euro)	$286	$299	$299	$299	$299	$1,507	$2,989
Average interest rate	4.96%	4.96%	4.96%	4.96%	4.96%	4.96%
Variable Rate ($CAN)	$1,946	$—	$—	$—	$—	$—	$1,946
Average interest rate	5.25%	—	—	—	—	—
Intercompany indebtedness denominated in currency other than the functional currency (euro)	$76,548	$—	$—	$—	$—	$—	76,548
Average interest rate	4.25%	—	—	—	—	—
Intercompany indebtedness denominated in currency other than the functional currency ($CAN)	$23,784	$—	$—	$—	$—	$—	23,784
Average interest rate	4.25%	—	—	—	—	—

The changes from 2002 to 2003 are primarily due to the Company’s refinancing on April 15, 2003 and on May 23, 2003.  See “Management’s Discussion and Analysis – Debt and Credit Sources.”

The table below provides information about the Company’s financial instruments and foreign currency earnings by functional currency and presents such information in U.S. dollar equivalents.  The table summarizes information on instruments, consisting of foreign currency investments in subsidiaries, and foreign currency earnings that are sensitive to foreign currency exchange rates.  The Company has foreign currency investments in other currencies that are not included in the table since they are not material.  For foreign currency investments, the table presents the amount invested (translated into U.S. dollars at year-end exchange rates) and identifies the currency of the investment and the exchange rate.  For foreign currency earnings, the table presents the amount of earnings (translated from the functional currency into U.S. dollars at the average exchange rate for the year) and identifies the functional currency and the exchange rate.

	December 31,
	2003	2002
	($US Equivalent in thousands)
Foreign Currency Investments In Subsidiaries (U.S.$ functional currency)
Euro	13,666	10,660
Exchange Rate	1.26	1.05
$CAN	7,991	7,872
Exchange Rate	0.77	0.63
Foreign Currency Earnings (Losses)
Euro Functional Currency	(456)	8,340
Exchange Rate	1.13	0.94
$CAN Functional Currency	532	(1,104)
Exchange Rate	0.68	0.64

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

Report of Independent Accountants

Consolidated Balance Sheet of the Company as of December 31, 2003 and the Consolidated Balance Sheets for the Predecessor as of December 31, 2002

Consolidated Statement of Operations for the Company for the period from April 15, 2003 through December 31, 2003 and the Consolidated Statements of Operations for the Predecessor for the period January 1, 2003 through April 14, 2003 and the years ended  December 31, 2002 and  2001

Consolidated Statement of Cash Flows for the Company for the period from April 15, 2003 through December 31, 2003 and Consolidated Statements of Cash Flows for the Predecessor for the period January 1, 2003 through April 14, 2003 and the years ended  December 31, 2002 and  2001

Consolidated Statement of Changes in Members’ Equity for the period from April 15, 2003 through December 31, 2003 and Consolidated Statements of Changes in Members’ Equity for the period January 1, 2003 through April 14, 2003 and the years ended  December 31, 2002 and 2001

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Managers and Stockholder of CHAAS Acquistions, LLC
Sterling Heights, Michigan

We have audited the accompanying consolidated balance sheet of CHAAS Acquisitions, LLC and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in members’ equity for periods from January 1, 2003 through April 14, 2003 for Advanced Accessory Systems, LLC (the “Predecessor”) and April 15, 2003 through December 31, 2003 for the Company.  Our audit also included the financial statement schedule listed in the Index at Item 15 (a) (2) for the periods from January 1, 2003 through April 14, 2003 and April 15, 2003 through December 31, 2003.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CHAAS Acquisitions, LLC and subsidiaries at December 31, 2003 and the results of its operations and its cash flows for the periods from January 1, 2003 through April 14, 2003 for Advanced Accessory Systems, LLC (the “Predecessor”) and April 15, 2003 through December 31, 2003 (the “Company”) in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basis consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Detroit, Michigan

March 24, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers

and Members of

Advanced Accessory Systems, LLC

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Accessory Systems, LLC and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15-(a)-(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2002 when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Intangible assets”, which changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29.2 million. The impairment was due solely to the change in accounting standards, and was reported as a cumulative effect of accounting change.

PricewaterhouseCoopers LLP

Detroit, Michigan

February 28, 2003

CHAAS ACQUISITIONS, LLC  (Company)

ADVANCED ACCESSORY SYSTEMS, LLC  (Predecessor)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Company	Predecessor
	December 31, 2003	December 31, 2002

ASSETS
Current assets
Cash	$16,686	$2,653
Accounts receivable, less reserves of $2,189 and $1,857 , respectively	55,363	51,526
Inventories	48,328	40,682
Deferred income taxes	6,087	109
Other current assets	14,987	13,370
Total current assets	141,451	108,340
Property and equipment, net	73,795	60,572
Goodwill	39,596	47,308
Other identifiable intangible assets and deferred financing costs, net	110,156	3,365
Deferred income taxes	336	1,981
Other noncurrent assets	2,257	2,319
	$367,591	$224,155
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,909	$18,215
Accounts payable	33,285	33,159
Accrued liabilities	21,328	30,762
Deferred income taxes	588	—
Mandatorily redeemable warrants	—	5,250
Total current liabilities	57,110	87,386
Noncurrent liabilities
Deferred income taxes	8,343	629
Other noncurrent liabilities	4,151	5,796
Long-term debt, less current maturities	196,905	136,732
Total noncurrent liabilities	209,399	143,157
Commitments and contingencies (Note 11)
Members’ equity
Units, 100 issued at December 31, 2003	100,900	—
Class A Units 25,000 authorized, 9,226 issued at December 31, 2002	—	7,348
Class A-1 Units 25,000 authorized, 5,133 issued at December 31, 2002	—	4,117
Class B Units, 2,000 authorized, no Units issued at December 31, 2002	—	—
Other comprehensive income	5,690	85
Accumulated deficit	(5,508)	(17,938)
	101,082	(6,388)
	$367,591	$224,155

See accompanying notes to consolidated financial statements.

CHAAS ACQUISTIONS, LLC (Company)

ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Company	Predecessor
	Period from April 15, 2003 through December 31,	Period from January 1, 2003 through April 14,	Year Ended December 31,
	2003	2003	2002	2001

Net sales	$256,058	$101,854	$329,782	$314,035
Cost of sales	196,927	76,508	250,516	239,583
Gross profit	59,131	25,346	79,266	74,452
Selling, administrative and product development expenses	36,862	14,908	48,103	44,769
Stock option compensation	—	10,125	—	—
Transaction expenses	—	3,784	1,206	—
Amortization of intangible assets	5,800	11	122	3,312
Operating income (loss)	16,469	(3,482)	29,835	26,371
Other income (expense)
Interest expense	(14,409)	(4,772)	(15,907)	(17,684)
Loss resulting from debt extinguishment	(7,308)	—	—	—
Foreign currency gain (loss)	(400)	3,240	8,429	(4,948)
Other income (expense)	(254)	(84)	(520)	(743)
Income (loss) before income taxes and cumulative effect of accounting change	(5,902)	(5,098)	21,837	2,996
Provision (benefit) for income taxes	(394)	1,600	4,252	602
Income (loss) before cumulative effect of accounting change	(5,508)	(6,698)	17,585	2,394
Cumulative effect of accounting change for goodwill impairment	—	—	(29,207)	—
Net income (loss)	$(5,508)	$(6,698)	$(11,622)	$2,394

See accompanying notes to consolidated financial statements.

CHASS ACQUISITIONS, LLC (Company)

ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Company	Predecessor
	Period from April 15, 2003 through December 31,	Period from January 1, 2003 through April 14,	Year Ended December 31,
	2003	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,508)	$(6,698)	$(11,622)	$2,394
Adjustments to reconcile net (loss) income to net cash provided by operating activities	15,118	3,695	13,054	14,599
Depreciation and amortization
Cumulative effect of accounting change for goodwill impairment	—	—	29,207	—
Stock option compensation	—	10,125	—	—
Loss resulting from debt extinguishment	7,308	—	—	—
Deferred taxes	(462)	(87)	1,298	(161)
Foreign currency (gain) loss	117	(3,061)	(8,190)	4,965
(Gain) loss on disposal of assets	860	68	365	701
Interest accretion on notes	874	—	—	—
Changes in assets and liabilities net of acquisitions:
Accounts receivable	10,059	(9,850)	(4,411)	(2,645)
Inventories	4,083	(4,898)	1,954	1,427
Other current assets	(4,063)	1,592	(8,530)	2,771
Other noncurrent assets	433	364	(996)	685
Accounts payable	(9,900)	7,618	2,533	4,084
Accrued liabilities	(8,136)	3,790	6,210	(950)
Other noncurrent liabilities	(18)	240	132	(219)
Net cash provided by operating activities	10,765	2,898	21,004	27,651

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	10,670	—	—	—
Acquisition of property and equipment	(10,512)	(2,512)	(15,354)	(7,580)
Acquisition of predecessor, net of cash acquired	(113,668)	—	—	—
Net cash used for investing activities	(113,510)	(2,512)	(15,354)	(7,580)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt	347,573	—	5,637	400
Debt issuance costs	(14,943)	—	—	—
Net increase (decrease) in revolving loan	16,620	6,426	5,572	(8,341)
Repayment of debt	(331,476)	(2,218)	(13,379)	(11,706)
Issuance of membership units	100,900	—	—	—
Collections of membership notes receivable	—	—	—	59
Distributions to members	—	(122)	(3,356)	(801)
Net cash provided by (used for) financing Activities	118,674	4,086	(5,526)	(20,389)

Effect of exchange rate changes	757	(295)	390	(858)
Net increase (decrease) in cash	16,686	4,177	514	(1,176)
Cash at beginning of period	—	2,653	2,139	3,315
Cash at end of period	$16,686	$6,830	$2,653	$2,139

Cash paid for interest	$13,068	$6,450	$14,395	$16,304
Cash paid for income taxes	$4,359	$37	$362	$845

See accompanying notes to consolidated financial statements.

CHASS ACQUISITIONS, LLC (Company)

ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(Dollars in thousands)

	Predecessor
	Members’ Capital	Other comprehensive income (loss)	Accumulated deficit	Total members’ equity

Balance at December 31, 2000	$11,526	$(1,077)	$(4,553)	$5,896
Notes receivable for unit purchase	59	—	—	59
Accretion of membership warrants	(120)	—	—	(120)
Distributions to members	—	—	(801)	(801)
Comprehensive income (loss):
Minimum pension liability adjustment	—	(285)	—
Currency translation adjustment	—	1,181	—
Net income for 2001	—	—	2,394
Total comprehensive income				3,290
Balance at December 31, 2001	11,465	(181)	(2,960)	8,324
Distributions to members	—	—	(3,356)	(3,356)
Comprehensive income (loss):
Minimum pension liability adjustment	—	(565)	—
Currency translation adjustment	—	831	—
Net loss for 2002	—	—	(11,622)
Total comprehensive loss				(11,356)
Balance at December 31, 2002	11,465	85	(17,938)	(6,388)
Distributions to members	—	—	(122)	(122)
Comprehensive income (loss):
Currency translation adjustment	—	(424)	—
Net loss for the period from January 2003, through April 14, 2003	—	—	(6,698)
Total comprehensive loss				(7,122)
Balance at April 14, 2003	$11,465	$(339)	$(24,758)	$(13,632)

	Company
	Member’s Capital	Other comprehensive income (loss)	Accumulated Deficit	Total Member’s equity

Sale of Membership interests on April 15, 2003	$100,900	$—	$—	$100,900
Comprehensive income (loss):
Minimum pension liability adjustment	—	(237)	—
Currency translation adjustment	—	5,927	—
Net loss for the period from April 15, 2003 through December 31, 2003	—	—	(5,508)
Total comprehensive income				182
Balance at December 31, 2003	$100,900	$5,690	$(5,508)	$101,082

See accompanying notes to consolidated financial statements.

CHASS ACQUISITIONS, LLC (Company)

ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars amounts in thousands, except unit released data)

1.             Summary of Operations and Significant Accounting Policies

Basis of presentation

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (the “Predecessor”) were acquired by Castle Harlan Partners IV, L.P. (the “Acquisition”), a private equity investment fund organized and managed by Castle Harlan Inc. In conjunction with the Acquisition, CHAAS Acquisitions, LLC (the “Company”) was formed in April 2003 by Castle Harlan Partners IV, L.P. as an acquisition vehicle to acquire the Predecessor’s equity interest from J.P. Morgan Partners (23 SBIC), LLC, directors and officers of the Predecessor, and other investors (“Sellers”).

The aggregate consideration paid at or shortly after the closing of the Acquisition was approximately $266 million, approximately $168 million of which was used to repay or defease certain indebtedness at the time of the Acquisition and approximately $104 million (inclusive of subordinated promissory notes and a subsequent working capital adjustment) of which was used for the closing purchase price of the equity interests of Advanced Accessory Systems, LLC.

The financial statements of the Company for periods beginning April 15, 2003 are referred to as the financial statements of the “Company.” All financial statements through April 14, 2003 are referred to as the financial statements of the “Predecessor.”  For purposes of these notes, the periods from January 1, 2003 through April 14, 2003 and from April 15, 2003 through December 31, 2003 will be referred to as “the period ended April 14, 2003” and “the period ended December 31, 2003”, respectively.

The Acquisition was accounted for in accordance with the purchase method of accounting. Accordingly, the purchase price of the Acquisition has been allocated to identifiable assets acquired and liabilities assumed based upon the estimated fair values at the acquisition date. The Company engaged an independent appraiser to assist in the determination of fair value at the acquisition date and such independent appraiser completed its work during the fourth quarter of 2003.  The accompanying financial statements of the Company as of and for the period ended December 31, 2003 reflect the allocation of the purchase consideration to tangible assets, goodwill and other identifiable intangible assets.  The financial statements of the Predecessor for the periods through April 14, 2003 are presented on the basis of historical cost.

Business activities

The Company supplies rack and towing systems and related accessories for the automotive original equipment manufacturer (“OEM”) market and the automotive aftermarket. The Predecessor’s business commenced on September 28, 1995.  The Company’s broad offering of rack systems includes fixed and detachable racks and accessories that can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards.  The Company’s towing systems products include fixed and detachable towing hitches and accessories such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins.  The Company’s products are sold as standard accessories or options for a variety of light vehicles.

Principles of consolidation

The Company includes the accounts of the following:

Advanced Accessory Systems, LLC	100% owned by CHAAS Acquisitions, LLC
SportRack, LLC (“SportRack”)	100% owned by Advanced Accessory Systems, LLC
SportRack Automotive, GmbH and its consolidated subsidiaries	A German corporation, 100% owned by SportRack, LLC
SportRack Accessories, Inc and its consolidated subsidiary	A Canadian corporation, 90% owned by the Advanced Accessory Systems, LLC and 10% owned by SportRack, LLC
ValTek, LLC	100% owned by SportRack, LLC
AAS Capital Corporation	100% owned by SportRack, LLC
AAS Acquisition, LLC	100% owned by CHAAS Acquisitions, LLC
CHAAS Holdings, BV	A Dutch corporation, 100% owned by AAS Acquisitions, LLC
Brink International BV and its consolidated subsidiaries (“Brink”)	A Dutch corporation, 100% owned by CHAAS Holdings, BV
Valley Industries, LLC (“Valley”)	100% owned by CHAAS Acquisitions, LLC

All intercompany transactions have been eliminated in consolidation.

Revenue recognition

Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms.  Significant retroactive price adjustments are recognized in the period when such amounts become probable.  Sales allowances, discounts, rebates and other adjustments are recorded or accrued in the period of the sale.  We accrue for warranty costs, sales returns and other allowances, based upon experience and other relevant factors, when sales are recognized.  Adjustments are made as new information becomes available.

Significant estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal period.  Actual results could differ from those estimates.

Financial instruments

Financial instruments at December 31, 2003 and 2002, including cash, accounts receivable and accounts payable, are recorded at cost, which approximates fair value due to the short-term maturities of these assets and liabilities.  The carrying value of the obligations under the bank agreements are considered to approximate fair value as the agreements provide for interest rate revisions based on changes in prevailing market rates or were entered into at rates that approximate market rates at December 31, 2003 and 2002.  The table below states the fair value of the Company’s and the Predecessor’s long term, fixed rate debt (see “ Note 2 – Long-Term Debt”) based upon quoted prices in the market in which the debt is traded and the Company’s estimate of the fair value of the subordinated promissory notes for which no market exists.

	Company		Predecessor
	Fair value at December 31, 2003	Carrying value at December 31, 2003	Fair value at December 31, 2002	Carrying value at December 31, 2002
10¾% Senior Notes	$165,000	$150,000	—	—
Subordinated promissory notes	10,874	10,874	—	—
9¾% Senior Subordinated Notes	—	—	$118,750	$124,717

The Company is exposed to certain market risks that exist as a part of its ongoing business operations.  Primary exposures include fluctuations in the value of foreign currency investments in subsidiaries, volatility in the translation of foreign currency earnings to U.S. dollars and movements in Federal Funds rates and the London Interbank Offered Rate (LIBOR).  The Company will consider use of derivative financial instruments, where appropriate, to manage these risks.  The Company, as a matter of policy, does not engage in trading or speculative transactions.

Cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Currency translation

The functional currency for the Company’s foreign subsidiaries is the applicable local currency.  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; translation adjustments are reported as a separate component of members’ equity.  Revenues, expenses and cash flows for foreign subsidiaries are translated at average exchange rates during the period; foreign currency transaction gains and losses are included in current earnings.  The accompanying consolidated statements of operations of the Predecessor for the period ended April 14, 2003 and the years ended December 31, 2002 and 2001 include net currency (gains) and losses of $(3,240), $(8,429), and $4,948, respectively, relating primarily to debt, including intercompany debt, denominated in U.S. Dollars at Brink International B.V., and SportRack Accessories, Inc. whose functional currencies are the European euro and Canadian dollar, respectively.

During the period ended December 31, 2003, the Company repaid or refinanced the external debt of Brink and SportRack Accessories, Inc. so that the debt is now denominated in the respective company’s functional currency.  Further, the Company significantly reduced the amount of intercompany debt denominated in U.S. dollars and considers the remaining amounts permanently invested, and accordingly for the period ended December 31, 2003 has reflected these translation gains and losses as a component of other comprehensive income (loss).

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method.  Inventories are periodically reviewed and reserves established for excess and obsolete items.

Tooling

The Company incurs costs related to new tooling used in the manufacture of products sold to OEMs.  Tooling costs that are reimbursed by customers as the tooling is completed are included in other current assets and totaled $9,958 and $5,968 at December 31, 2003 and 2002, respectively.  All other customer owned tooling costs, which totaled $267 and $302 at December 31, 2003 and 2002, respectively, are included in other noncurrent assets and amortized over the expected product life, generally three to six years.  Company owned tooling is included in property and equipment and depreciated over its expected useful life, generally three to five years.  Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions for tooling costs that will not be recovered, if any, when such amounts are known and incurred.

Property and equipment

The Company’s property and equipment is stated at acquisition cost, which reflects the fair value of assets acquired on April 15, 2003, with subsequent acquisitions at cost.  The Predecessor’s property and equipment is stated at historical cost.  Expenditures for normal repairs and maintenance are charged to operations as incurred.  Depreciation expense, which was $8,502, $3,520, $11,299, and $10,569 for the periods ended December 31, 2003, April 14, 2003, and the years ended December 31, 2002 and, 2001, respectively, is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	5-50
Machinery, equipment and tooling	2-10
Furniture and fixtures	5-7

Goodwill

Goodwill represents the purchase price consideration in excess of identifiable net assets acquired and, until December 31, 2001, was amortized using the straight-line method over periods of up to 30 years.  Effective January 1, 2002, the Predecessor adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) which required goodwill to be subject to an impairment test annually, or more frequently if circumstances dictate, and eliminated goodwill amortization.  Upon adoption of SFAS 142, the Predecessor recorded an impairment charge of $29,207 to reduce the carrying value of goodwill related to the Valley Industries acquisition.  As the impairment related to Valley Industries, LLC, for which taxable income or loss accrued to the individual members of the Predecessor, no tax effect was record for this charge in 2002.  As of December 31, 2003 there were no indicators that the recorded goodwill was impaired.

Intangible assets

Intangible assets identified in the allocation of purchase price consideration are recorded at fair value, as applicable, amortized on a straight-line basis over the estimated economic life of the identified intangible asset.  Other intangible assets are recorded at acquisition cost and amortized over the respective estimated economic life.

Deferred financing costs

Costs incurred for the issuance of debt are deferred and amortized over the initial term of the debt agreement or the period the debt is outstanding.  The amortization of debt issuance costs is included as a component of interest expense and, if the debt is extinguished prior to the scheduled date, the then remaining unamortized deferred financing costs are charged to operations when the debt is extinguished.

Impairment

The Company evaluates the potential impairment of goodwill annually on April 30, and on an ongoing basis reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company determines the impairment of long-lived assets by comparing the undiscounted future net cash flows to be generated by the assets to their carrying value.  Impairment losses are then measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income taxes

Prior to April 15, 2003, the Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, the Predecessor’s domestic taxable income or loss accrued to the individual members.  Distributions were made to the members in amounts sufficient to meet the tax liability on the Predecessor’s domestic taxable income accruing to its individual members.  Distributions to members of $122, $3,356, and  $801 were made during the period ended April 14, 2003, and the years ended December 31, 2002, and 2001, respectively.

Certain of the Predecessor’s domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions.  Effective April 20, 2003, the Company filed an election for all of its domestic subsidiaries to be treated as C corporations and therefore became subject to federal income tax at the corporate level.  Income tax provisions for all entities are based on the U.S. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are provided for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such entities’ assets and liabilities.  Deferred tax assets are reduced by a valuation allowance for tax benefits where it is considered more likely than not that the tax benefits will not be realized.  The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of foreign subsidiaries because of management’s intent to permanently reinvest in such operations.

The Company and certain subsidiaries are subject to taxes, including Michigan Single Business Tax and Canadian capital tax, which are based primarily on factors other than income.  As such, these amounts are included in selling, administrative and product development expenses in the accompanying consolidated statements of operations.  Deferred taxes related to Michigan Single Business Tax are provided on the temporary differences resulting from capital acquisitions and depreciation.

Research, development and engineering

Research, development and engineering costs are expensed as incurred and aggregated approximately $6,429, $3,191, $8,490, and $9,397 for the periods ended December 31, 2003, April 14, 2003 and the years ended December 31, 2002, and 2001, respectively.

Reclassifications

We have reclassified certain 2002 and 2001 amounts to conform to the presentation of our 2003 consolidated financial statements.

2.             Long-Term Debt

Long-term debt is comprised of the following:

	Interest Rate at	Company	Predecessor
	December, 31 2003	December, 31 2003	December, 31 2002
10 ¾% Senior Notes	10.75%	$150,000	$—
9 ¾% Senior Subordinated Notes, less discount of $283	—	—	124,717
Subordinated promissory notes	12.00%	10,874	—
Amended and restated senior secured credit facility European Term Note A (denominated in euros)	5.87%	11,967	—
U.S. Revolving Credit Facility	5.72%	17,673	—
European Revolving Credit Facility (denominated in euros)	—	—	—
Second Amended and Restated Credit Agreement (U.S. Credit Facility)
Term note B	—	—	9,489
Acquisition note	—	—	3,937
Revolving line of credit note	—	—	8,574
First Amended and Restated Credit Agreement (Canadian
Canadian term note)	—	—	1,946
Capital lease obligations (primarily denominated in euros)	4.25%	8,300	6,284
		198,814	154,947
Less — current portion		(1,909)	(18,215)
		$196,905	$136,732

Company

10¾% Senior Notes

On May 23, 2003, the Company sold $150,000 of its 10¾% Senior Notes due June 15, 2011.  Under the terms of a registration rights agreement, on November 18, 2003 the Series A 10¾% Senior Notes were exchanged for Series B 10¾% Senior Notes, having substantially identical terms, based on the company’s October 16, 2003 registration statement covering the exchange offer.

Interest on the Senior Notes accrues at 10¾% per annum and is paid semiannually, in arrears, on June 15 and December 15, commencing on December 15, 2003.  The 10¾% Senior Notes are unsecured and rank pari passu with existing and future unsecured senior debt of the Company.  The 10¾% Senior Notes are unconditionally guaranteed by all of the Company’s domestic subsidiaries.

Prior to June 15, 2006, the Company, at its option, may redeem up to 35% of the 10¾% Senior Notes with proceeds from one or more public equity offerings at a price equal to 110.75% of the principal amount of the notes being redeemed.  Subsequent to June 15, 2007, the Company, at its option on one or more occasions, may redeem the 10 ¾% Senior Notes in whole or in part, at 105.375% of the principal amount in 2007, 102.688% in 2008, and 100% in 2009 and thereafter.  Upon a change of control, as defined in the indenture, the Company is required to make an offer to repurchase the 10¾% Senior Notes at a price equal to 101% of the principal amount, plus any accrued interest.

The indenture places certain limits on the Company.  As more fully described in the indenture, the most restrictive limitations include the restriction on the incurrence of additional indebtedness, payment of dividends on and redemption of capital of the Company, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company’s assets.

Subordinated promissory notes

On April 15, 2003, subordinated promissory notes in the aggregate principal amount of $10,000 were issued to the Sellers by the Company’s wholly owned subsidiaries, SportRack and Valley.  The annual interest rate on the subordinated promissory notes is 12%, compounding quarterly until maturity, subject to certain exceptions described more fully in the debt agreements.  Accrued interest is not currently payable in cash but is added to the principal.  The maturity date will be no earlier than 91 days subsequent to the maturity of the 10¾% Senior Notes, subject to certain exceptions described in the debt agreements.  On February 5, 2004, the Company’s direct parent repurchased $4,661 of the face value of the subordinated promissory notes – see Note 13.

Convertible senior subordinated bridge note

On April 15, 2003, the Company’s wholly owned subsidiaries, SportRack and Valley, issued a convertible senior subordinated bridge note (“bridge note”) in the principal amount of $55,000 to CHP IV, a private equity investment fund managed by Castle Harlan, Inc., with interest at 12% per annum.  On May 23, 2003, the full principal balance of $55,000, plus accrued interest, was repaid from proceeds of the Company’s 10¾% Senior Notes.

Senior secured credit facility

On April 15, 2003, the Company entered into a new credit facility consisting of a revolving credit facility and term loans as follows:  (i) a revolving credit facility comprised of (a) a $29,700 U.S. revolving credit facility and (b) a 9,600 European euro revolving credit facility;  (ii) a term loan A facility comprised of (a) a $29,655 U.S term loan A and (b) a 9,597 European euro term loan A; and (iii) a term loan B comprised of (a) a $48,250 U.S. term loan B and (b) a 15,595 European euro term loan B.

On May 23, 2003, the Company used a portion of the proceeds from the sale of the 10¾% Senior Notes offering to repay all notes and loans under the senior secured credit facility.

Amended and restated senior secured credit facility

On May 23, 2003, the Company entered into the amended and restated senior secured credit facility consisting of (i) a revolving credit facility comprised of (ii) $35,000 U.S. dollar revolving credit facility and (iii) a 15,000 European euro revolving credit facility and (iv) a 10,000 European euro term loan facility.  The U.S. credit facility contains a $5,000 letter of credit sub-facility and the European revolving credit facility contains a 2,000 European euro letter of credit sub-facility.  At December 31, 2003 the Company had irrevocable letters of credit outstanding of $1,675.

Availability under both the U.S. and European revolving credit facilities is limited to the lessor of the face amount of the facilities or the sum of the amounts of eligible accounts receivable and inventory, as defined in the agreement, less any outstanding letters of credit.  As of December 31, 2003, amounts available under the U.S. and European euro facilities were $15,652 and $18,896, respectively.

Borrowings under the credit facility, at the Company’s election, may be made as “index rate” loans or LIBOR rate loans, plus an applicable margin.  “Index rate”, as defined in the agreement means a floating rate of interest per annum equal to the higher of (i) the rate publicly quoted from time to time by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” or (ii) the Federal Funds rate plus 50 basis points per annum.  The applicable margins for both the U.S. and European borrowings are as follows:

Borrowing Type	Applicable Margin
Index Rate Revolving Credit Facility Loan	2.25%
LIBOR Rate Revolving Credit Facility Loan	3.75%
Index Rate Term Loan	2.25%
LIBOR Rate Term Loan	3.75%

The credit facility requires the Company to achieve and maintain certain financial covenants, ratios and tests on a consolidated basis including a minimum fixed charge coverage ratio and a maximum senior leverage ratio, as defined.

The credit facility places certain limits on the Company.  As more fully described in the agreement, the most restrictive limitations include the restriction on the incurrence of additional indebtedness, payment of dividends on and redemption of capital of the Company, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company’s assets.

The credit facility is secured by substantially all of the Company’s assets and 65% of the stock of the Company’s first-tier foreign subsidiaries.  The revolving credit facility and the European term loan facility mature on May 23, 2008, however, the European revolving credit facility and the European term loan become payable upon the expiration or termination of the U.S. revolving credit facility, if earlier.

Repayments under the European term loan are required in the following quarterly installments with a final payment June 30, 2008.  The European euro repayment amounts have been translated at an exchange rate of 1.26:1.

October 1, 2003 through June 30, 2005	$315
July 1, 2005 through June 30, 2006	630
July 1, 2006 through March 31, 2008	945
June 30, 2008	1,257

On November 24, 2003 the Company executed a sale and leaseback of two of its buildings in Michigan, see “Operating Leases” below.   In conjunction with that transaction the Company received a consent and entered into an amendment to the amended and restated credit agreement.  Under the terms of the consent and amendment the Company agreed to hold the proceeds from the sale of the buildings in a special cash account separate from the Company’s other cash accounts.  The proceeds will be used to pay for capital expenditures.  As of December 31, 2003, $10,600 was held in the special cash account.

Capital leases

During 2002, the Predecessor borrowed European euro 5,702 (U.S. $5,978 as of December 31, 2002) under a European euro 6,850 ($8,631 as of December 31, 2003) 12 year lease for a new manufacturing plant in France.  The remaining amount available under the lease was drawn down in the first quarter of 2003.  Repayments under the lease are due in 48 equal quarterly installments of European euros 143 (U.S. $180 as of December 31, 2003) plus accrued interest and commenced March 31, 2003.  Interest accrues at a fixed rate of 5.21% on one-half of the outstanding loan balance and accrues on the remaining outstanding amount at an adjustable rate, which is determined each quarter by reference to the three month Euribor rate plus a margin of 0.85%.

The Company also has various other capital lease arrangements for certain machinery and equipment.  These leases generally require monthly payments of principal and interest and have terms from three to five years.  At December 31, 2003 the present value of the remaining payments outstanding under these capital leases totaled $248.

Scheduled maturities

The aggregate scheduled annual principal payments due in each of the years ending December 31, is as follows:

2004	$1,909
2005	2,868
2006	4,154
2007	4,440
2008	1,951
Thereafter	183,492
$198,814

As of December 31, 2003, we were in compliance with the various covenants under the debt agreements pursuant to which we have borrowed or may borrow money and we believe we will remain in compliance with such covenants through the period ending December 31, 2004.

Predecessor

On April 15, 2003, the Company repaid all of the then outstanding indebtedness and accrued interest of the Predecessor, excluding capital lease obligations, with a portion of the proceeds from the convertible senior subordinated bridge note, the senior secured credit facility, the equity investment made by CHAAS Holdings, our indirect parent, and available cash.

9¾% Senior Subordinated Notes

Borrowings under the Predecessor’s 9¾% Series B Senior Subordinated Notes, due October 1, 2007, were unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Predecessor, including the loans under the U.S. and Canadian Credit Agreements described below.  The Predecessor, at its option, could redeem the 9¾% Senior Subordinated Notes, in whole or in part, together with accrued and unpaid interest at certain redemption prices as set forth by the indenture.  Upon the occurrence of a change of control, as defined by the indenture, the Predecessor was required to make an offer to repurchase the notes at a price equal to 101% of the principal amount of the notes.  The indenture placed certain limits on the Predecessor, the most restrictive of which include the restrictions on the incurrence of additional indebtedness, the payment of dividends on and redemption of capital of the Predecessor, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Predecessor’s assets.  Interest on the notes was payable semi-annually in arrears on April 1 and October 1 of each year.

On June 16, 2003, the Company redeemed all of the then outstanding 9¾% Senior Subordinated Notes due October 1, 2007 at the optional redemption price of 104 7/8% of the principal amount thereof, plus accrued interest.  The amount of the redemption, including accrued interest and premiums, was $132,600.

Senior subordinated loans

On October 30, 1996, the Predecessor borrowed $20,000 under its Senior Subordinated Note Purchase Agreement (“Senior Subordinated Loans”) and repaid such borrowing in full on October 1, 1997 with proceeds from the 9¾% senior subordinated notes.  In connection with the issuance of the Senior Subordinated Loans, the Predecessor issued warrants to purchase 1,002 membership units exercisable at any time through October 30, 2004 at an exercise price of $0.01 per warrant.  At the date of issuance, the proceeds from the Senior Subordinated Loans were allocated between the Senior Subordinated Loans and the warrants, based upon their estimated relative fair market value.  The warrants were accreted to their estimated redemption value through periodic charges against Members’ Equity and have been presented as mandatorily redeemable warrants in the accompanying Predecessor balance sheet at December 31, 2002.  The warrants were redeemed as part of the Acquisition by the Company on April 15, 2003.

Second amended and restated credit agreement

The Predecessor’s Second Amended and Restated Credit Agreement (“U.S. Credit Facility”), was secured by substantially all the assets of the Predecessor and placed certain restriction on the Predecessor related to indebtedness, sales of assets, investments, capital expenditures, dividend payments, management fees, and members’ equity transactions.  In addition, the agreement subjected the Predecessor to certain restrictive covenants, including the attainment of designated operating ratios and minimum net worth levels.  Mandatory prepayments of the term notes was required in the event of sales of assets meeting certain criteria, as set forth by the agreement, or based upon periodic calculations of excess cash flows, as defined by the agreement.  On December 15, 2001, the Predecessor entered into Amendment No. 9 to the U.S. Credit Facility which reset certain financial covenants for fiscal years 2001 and 2002 and provided the Predecessor with additional liquidity by adding a conditional supplemental revolving loan facility of up to $10,000 which was available until March 31, 2003.

The U.S. Credit Facility provided for two term notes (Term note A and Term note B), a revolving line of credit note, an acquisition note and a supplemental revolving loan note.  Loans under each of the term notes and the revolving notes could be converted, at the election of the Predecessor, in whole or in part, in Base Rate Loans or Eurocurrency Loans.  Interest was payable in arrears quarterly on Base Rate Loans, and in arrears in one, two or three months on Eurocurrency Loans, as determined by the length of the Eurocurrency Loan, as selected by the Predecessor.  Interest was charged at an adjustable rate plus the applicable margin based upon the Predecessor’s Leverage Ratio, as defined by the Credit Agreement.  Eurocurrency Loans under each of the term notes could be made in U.S. dollars or certain other currencies, at the option of the Predecessor.  The U.S. Credit Facility also provided for a Letter of Credit Facility and as of December 31, 2002, the Predecessor had irrevocable letters of credit outstanding in the amount of $9,125 (see Note 11).  As of December 31, 2002, no amounts were outstanding under Term note A.

Term note B

On August 5, 1997, the Predecessor borrowed $55,000 under Term note B and on October 1, 1997, made a mandatory prepayment totaling $39,044 from the proceeds of the 9¾% Senior Subordinated Notes.  Additional mandatory prepayments of $2,299 and $833 were made in August 2002 and June 2000, respectively, for the excess cash flows of the Predecessor, as defined by the Credit Agreement.  At December 31, 2002, the applicable margin for Term note B ranged from 2.75% to 3.75% for Base Rate Loans and from 3.50% to 4.50% for Eurocurrency Loans.

Acquisition note

On December 31, 1997, the Predecessor borrowed $21,000 under its acquisition note to acquire the assets of Ellebi on January 2, 1998.  At December 31, 2002, the applicable margin for the acquisition note ranged from 2.25% to 3.25% for Base Rate Loans and from 3.00% to 4.00% for Eurocurrency Loans.

Revolving line of credit note

The Predecessor could borrow up to $25,000 under the revolving line of credit, with a scheduled expiration date of October 30, 2003.  Availability was limited to lessor of the face amount of the facility or the eligible domestic and foreign accounts receivable increased by the lessor of the eligible domestic and foreign inventories or $10,000.  Available borrowings were reduced by amounts outstanding under the Canadian revolving line of credit note described below and outstanding letters of credit.  At December 31, 2002, $7,301 was available under the revolving line of credit.  At December 31, 2002, the applicable margin for revolving line of credit note ranged from 2.25% to 3.25% for Base Rate Loans and from 3.00% to 4.00% for Eurocurrency Loans.    A commitment fee of 0.5% to 0.625% was charged on the unused balance based on the Predecessor’s Senior Leverage Ratio, as defined.

Canadian credit facility

The Predecessor’s First Amended and Restated Credit Agreement (“Canadian Credit Facility”), provided for a C$20,000 term note and a C$4,000 revolving note.  Loans under each of the notes could be converted at the election of the Predecessor, in whole or in part, into Floating Rate advances, U.S. Base Rate advances or LIBOR advances.  Floating rate advances were denominated in Canadian dollars with interest at a variable rate based on the bank’s prime lending rate plus a variable margin.  U.S. Base Rate advances were denominated in U.S. dollars with interest at the bank’s prime lending rate plus a variable margin.  LIBOR advances were denominated in U.S. dollars with interest at LIBOR plus a variable margin.  The variable margin was based upon the Predecessor’s Senior Debt Ratio, as defined by the Canadian Credit Facility and ranged from 0.5% to 1.75% for Floating Rate Advances and the U.S. Base Rate advances and from 1.5% to 2.75% for LIBOR advances.  A commitment fee of 0.5% was charged on the unused balance of the Canadian revolving line of credit note which had no balance outstanding at December 31, 2002.

3.             Goodwill and Intangible Assets

Goodwill

A summary of the changes in the carrying amount of goodwill follows:

	Company	Predecessor
	December 31, 2003	December 31, 2002

Balance, beginning of period		$73,394
Allocation of purchase consideration	$39,596	—
Impairment	—	(29,207)
Foreign currency translation	—	3,121
Balance, end of period	$39,596	$47,308

Other identifiable intangible assets

A summary of intangible assets identified by the Company in the allocation of the April 15, 2003 purchase consideration follows.

	Initial allocation at April 15, 2003	Foreign currency translation	Amortization to December 31, 2003	Balance at December 31,2003	Amortization period in years

Customer contracts	$42,500	$237	$(3,050)	$39,687	8 – 10
Customer relationships	34,200	2,354	(1,425)	35,129	18 – 21
Technology	18,015	—	(1,275)	16,740	10
Intangible pension asset	284	—	(19)	265	15
Trade name / marks	10,783	471	—	11,254	Indefinite

	$105,782	$3,062	$(5,769)	$103,075

Aggregate annual amortization expense related to other identifiable intangible assets will be approximately $8,150 for each of the next five fiscal years.

Deferred financing costs

Deferred financing costs as of and for the periods ended December 31, 2003, April 14, 2003 and the two years ended December 31, 2002 are as follows:

	Company	Predecessor
	Period Ended December 31, 2003	Period Ended April 14, 2003
			Year Ended December 31,
			2002	2001

Net balance, beginning of period	$2,949	$3,257	$4,154	$4,606
Debt issuance costs incurred	14,995	—	—	—
Purchase accounting adjustment	(2,949)	—	—	—
Amortization	(827)	(317)	(908)	(760)
Extinguishment charge	(7,308)	—	—	—
Foreign currency translation	221	9	11	308
Net balance, end of period	$7,081	$2,949	$3,257	$4,154

Accumulated amortization of deferred financing costs as of December 31, 2003, April 15, 2003 and December 31, 2002 is $645, $3,571 and $3,254, respectively.

During the period ended December 31, 2003, the Company incurred financing costs associated with the issuance of its 10¾% Senior Notes, subordinated promissory notes, convertible senior subordinated bridge notes, and a new senior secured credit facility, which was amended and restated. During the period ended December 31, 2003, the Company recorded a charge of $7,308 related to the then deferred financing costs associated with its senior subordinated bridge note which was repaid on May 23, 2003, and costs associated with its senior secured credit facility, when amended.

4.             Members’ Equity

On April 15, 2003, the Company acquired all of the equity interests of the Predecessor.  In connection with the Acquisition, the Company sold 100 membership units to CHAAS Holdings for $100,900 in cash.

Prior to the Acquisition, holders of the predecessor’s Class A Units were eligible to vote in elections of Managers of the Company and other matters as set forth in the Company’s Operating Agreement and By-Laws and were convertible to Class A-1 Units by holders that were regulated financial institutions.  Class A-1 Units were non-voting but are otherwise entitled to the identical rights as holders of Class A Units and were convertible to Class A units provided such conversion was not in violation of certain governmental regulations of the unit holder.

Holders of Class B Units were entitled to such rights as designated by the Board of Managers upon the original issuance of any Class B Units provided, however, that those rights would not be senior to the rights of the holders of Class A units as to allocations of net profits and as to distributions without the consent of a majority in interest of Class A Members.  There were no Class B Units issued as of December 31, 2002.

5.             Income Taxes

The Company, as well as the Predecessor’s C corporation subsidiaries and the Predecessor’s taxable foreign subsidiaries, account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  The Predecessor and certain domestic subsidiaries were limited liability companies, and as such, the Predecessor’s earnings were included in the taxable income of the Predecessor’s members.  Effective on April 20, 2003, the Company filed an election for all of its domestic subsidiaries to be treated as taxable corporations and therefore they are now subject to federal income tax.  Income (loss) before income taxes were attributable to the following sources:

	Company	Predecessor
	Period Ended	Period Ended
	December 31,	April 14,	Year Ended December 31,
	2003	2003	2002	2001
United States	$(3,340)	$(10,108)	$(15,475)	$6,160
Foreign	(2,562)	5,010	8,105	(3,164)
	$(5,902)	$(5,098)	$(7,370)	$3,002

The provision (benefit) for income taxes is comprised of the following:

	Company	Predecessor
	Period Ended	Period Ended
	December 31,	April 14,	Year Ended December 31,
	2003	2003	2002	2001
Currently payable
United States	$—	$—	$5	$26
Foreign	68	(1,252)	2,972	737
	68	(1,252)	2,977	763
Deferred
United States	(1,139)	—	—	—
Foreign	677	2,852	1,275	(161)
	(462)	2,852	1,275	(161)
	$(394)	$1,600	$4,252	$602

The effective tax rates differ from the U.S. federal income tax rate as follows:

	Company	Predecessor
	Period Ended	Period Ended
	December 31,	April 14,	Year Ended December 31,
	2003	2003	2002	2001

Income tax provision (benefit) at U.S. statutory rate (35%)	$(2,066)	$(1,784)	$(2,580)	$1,051
U. S. income taxes attributable to members	(23)	3,538	5,416	(2,147)
Change in valuation allowance	788	(440)	(2,817)	841
Deemed forgiveness of subsidiary intercompany debt	—	—	2,884	—
Nondeductible foreign goodwill	579	89	212	391
Foreign rate differences and other, net	328	197	1,137	466
	$(394)	$1,600	$4,252	$602

Deferred tax assets and liabilities comprise the following:

	Company	Predecessor
	December 31, 2003	December 31, 2002
Deferred tax assets
Net operating loss and credit carryforwards	$9,462	$1,472
Fixed assets	1,601	2,356
Goodwill and other intangible assets	1,040	541
Inventory	1,061	54
Other	712	2,260
	13,876	6,683
Deferred tax liabilities
Fixed assets	(7,528)	(1,272)
Inventory	(1,121)	(849)
Goodwill	—	(192)
Investment in and advances to subsidiaries	(3,617)	—
Other	(264)	(110)
	(12,530)	(2,423)
Valuation allowance	(3,854)	(2,799)
Net deferred tax asset (liability)	$(2,508)	$1,461

The net operating loss carryforwards of the Company’s domestic subsidiaries approximate $14,508 and expire in 2023.  The net operating loss carryforwards of the Company’s European subsidiaries approximate $2,107 at December 31, 2003 and have no expiration date. The net operating loss carryforwards of the Company’s Canadian subsidiaries approximate $9,211 at December 31, 2003 and expire primarily in 2005 through 2010.  As of December 31, 2003 and 2002, respectively, the Company and its Predecessor recorded a valuation allowance of $3,854 and $2,799 based upon management’s current assessment of the likelihood of realizing the Canadian subsidiaries’ deferred tax assets.  Management believes that it is more likely than not that the related deferred tax assets recorded for its other subsidiaries will be realized and no valuation allowance has been provided against such amounts as of December 31, 2003. If certain substantial changes in the Company’s ownership should occur, there could be an annual limit on the amount of certain carryforwards which can be utilized.  The Company has determined approximately $22,000 of additional investment outside of the United States to be permanently reinvested and therefore has not provided deferred taxes on such investments.

6.             Related Party Transactions

Company

On April 15, 2003, CHP IV, the private-equity investment fund managed by Castle Harlan which holds a controlling interest in CHAAS Holdings, our indirect parent, provided the Company $55,000 under the terms of a convertible senior subordinated bridge note.  On May 23, 2003, the Company repaid the bridge note, together with accrued interest at a rate of 12% per annum.

Charges to operations during the period ended December 31, 2003 for management fees paid to Castle Harlan under the terms of an agreement initially expiring December 31, 2008, were $2,114.

Certain employees of the Company hold equity units of CHAAS Holdings, the indirect parent of the Company.

Predecessor

A portion of the Predecessor’s U.S. Credit Facility, Canadian Credit Facility and Senior Subordinated Loans, as described in Note 2, was with Chase and Chase Canada, which are each affiliates of a member of the Predecessor, and J.P. Morgan Partners (23A SBIC), LLC, respectively.

Charges to operations related to consulting services provided to the Predecessor by certain members of the Predecessor aggregated approximately $25, $100 and $361 for the periods ended April 14, 2003 and the years ended December 31, 2002 and 2001, respectively.

Certain employees and consultants of the Predecessor held Class A Units and options to purchase Class A Units of the Predecessor.

7.             Predecessor Option Plan

In conjunction with the acquisition of the Company, certain officers, directors and employees who held options to acquire Class A Units in the Predecessor exercised vested options, or options that became exercisable because of a change of control, during the period ended April 14, 2003.  The Predecessor recorded stock option compensation expense of $10,125 representing the excess of the fair value of the underlying units less the related exercise price and the recorded value of certain warrants.  Information relative to the Predecessor’s option plan follows.

The Predecessor used the disclosure requirements of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”.  The Predecessor, however, elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

The Predecessor had issued options to purchase Class A Units which were outstanding under the Predecessor’s 1995 Option Plan (the “Plan”).  As of December 31, 2002 and 2001, the Predecessor was authorized under the Plan to issue options to purchase up to 4,200 Class A Units to officers, directors and employees of the Predecessor and its subsidiaries.  At December 31, 2002, there were 184 options that remained available for grant under the Plan.

Information concerning options to purchase the Predecessor’s Class A Units is as follows:

	2002		2001
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding at January 1	2,264	$1,247	2,358	$1,417
Options cancelled	5	$4,000	94	$5,524
Outstanding at December 31	2,259	$1,240	2,264	$1,247
Exercisable at December 31	1,563	$1,309	1,247	$1,282

All options granted had terms of 15 years and vested as follows:

Number of Units	Weighted Average Exercise Price	Vesting Period
129	$3,029	Options vest immediately.
1,290	$1,183

Options vest over periods, generally up to ten years, as determined by the Option Committee. Vesting may be accelerated based on the results of a Liquidity Event, as defined in the Plan, or based upon the achievement of certain operating results of the Company or its subsidiaries.

275	$1,000	Options vest based on the results of a Liquidity Event, as defined in the Plan.
565	$1,080	Options vest based upon achievement of certain operating results of the Company.

The Predecessor elected to continue applying the provisions of APB 25, however no compensation expense was recognized during 2002 or 2001 as no options vested during those years.  If compensation cost and the fair value of options granted had been determined based upon the fair value method in accordance with SFAS 123, the pro forma net (loss) income of the Company would have been $(11,676) and $2,256 for the years ended December 31, 2002 and 2001, respectively.

The fair value of options granted and related pro forma compensation cost were estimated using the Black-Scholes option-pricing model with an expected volatility of zero and the following assumptions:

1999
Dividend yield	0.0%
Risk-free rate of return	6.0%
Expected option term (in years)	8

The following table summarizes the status of the Predecessor’s options outstanding and exercisable at December 31, 2002:

	Options Outstanding
Exercise Prices	Units	Weighted Average Remaining Contractual Life	Options Exercisable
$1,000	2,025	8	1,959
$3,029	129	10	129
$3,485	65	10	65
$4,000	40	12	25

8.             Pension Plans

The Company has a defined benefit pension plan covering substantially all of SportRack, LLC’s domestic employees covered under a collective bargaining agreement.  An employee’s monthly pension benefit is determined by multiplying a defined dollar amount by the years of credited service earned.  Plan assets are comprised principally of marketable equity securities and short-term investments.  The Company’s funding policy is to contribute annually the amounts necessary to comply with ERISA funding requirements.

The following table sets forth the change in the plan’s benefit obligations and plan assets, and the funded status of the plan as of and for the years ended December 31, 2003 and 2002:

	Company	Predecessor
	December 31, 2003	December 31, 2002
Change in benefit obligation:
Benefit obligation at beginning of year	$3,443	$3,080
Benefits earned during the year	176	149
Interest on projected benefit obligation	229	217
Actuarial loss (gain)	309	90
Benefits paid	(98)	(93)
Benefit obligation at end of year	4,059	3,443
Change in plan assets:
Market value of assets at beginning of year	2,478	2,610
Actual return on plan assets	535	(235)
Employer contributions	425	196
Benefits paid	(98)	(93)
Market value of assets at end of year	3,340	2,478
Funded status	(719)	(965)
Unrecognized prior service cost	265	292
Unrecognized net (gain) loss	803	850
Net amount recognized	$349	$177
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(719)	$(965)
Intangible asset	265	292
Accumulated other comprehensive income adjustment	803	850
Net amount recognized	$349	$177

	Company	Predecessor
	Period Ended	Period Ended	Year Ended December 31,
	December 31, 2003	April 15, 2003	2002	2001
Components of net periodic benefit cost:
Service cost	$124	$51	$149	$136
Interest cost	162	67	217	201
Expected return on plan assets	(146)	(60)	(240)	(232)
Amortization of net loss	20	8	—	—
Amortization of prior service cost	19	8	27	27
Net periodic benefit cost	$179	$74	$153	$132

The weighted average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 6.25%, 7.00%, and 7.25%, at December 31, 2003, 2002, and 2001, respectively.  The expected long-term rate of return on plan assets was 8.50% at December 31, 2003 and 9.00% at December 31, 2002 and 2001.

The Company has various defined contribution retirement plans for its domestic and certain foreign subsidiaries, including 401(k) plans, whereby participants can contribute a portion of their salary up to certain maximums established by the related plan documents.  The Company makes matching contributions, which are based upon the amounts contributed by employees.  The Company’s and it Predecessor’s matching contributions charged to operations aggregated $314, $160, $375 and $296 for the periods ended December 31, 2003, April 15, 2003 and the years ended December 31, 2002 and 2001, respectively.

Substantially all of the employees of Brink are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit plan.  Pension expense was $1,325, $545, $1,302, and $1,086 for the periods ended December 31, 2003, April 15, 2003 and the years ended December 31, 2002 and 2001, respectively.

9.             Operating Leases

The Company leases certain equipment under leases expiring on various dates through 2033.  Future minimum annual lease payments required under leases that have a noncancellable lease term in excess of one year at December 31, 2003 are as follows:

2004	$6,432
2005	5,261
2006	3,971
2007	3,381
2008	2,291
Thereafter	17,739
$39,075

Rental expense charged to operations was approximately $3,717, $1,508, $4,399 and $4,069 for the periods ended December 31, 2003, April 15, 2003 and the years ended December 31, 2002 and 2001, respectively.

On November 24, 2003 the Company entered into a sale-leaseback transaction with Sport (MI) QRS 15-40, Inc. (“the Landlord”), in which SportRack sold to the Landlord, and concurrently leased back from the Landlord for an initial term of 20 years, manufacturing facilities comprising land and improvements located in Michigan.  The net proceeds of the sale were $10,600, which approximated net book value at the date of sale, and the annual fixed rent under the lease is $1,045, subject to annual consumer price index-based increases commencing in the third lease year and subject to certain other adjustments set forth in the lease.  The lease also provides for two sequential 10-year lease renewal options at fair market rental value.  The lease has been accounted for as an operating lease.

10.          Account Balances

Account balances included in the consolidated balance sheets are comprised of the following:

	Company	Predecessor
	December 31, 2003	December 31, 2002
Inventories
Raw materials	$19,039	$14,631
Work-in-process	9,662	9,893
Finished goods	23,075	19,068
Reserves	(3,448)	(2,910)
	$48,328	$40,682
Property and equipment
Land, buildings and improvements	$21,497	$26,570
Land, buildings and improvements under capital leases	8,900	7,183
Furniture, fixtures and computer hardware	8,344	15,497
Machinery, equipment and tooling	39,649	65,468
Machinery and equipment under capital leases	409	409
Construction-in-progress	3,244	1,557
	82,043	116,684
Less — accumulated depreciation	(8,248)	(56,112)
	$73,795	$60,572
Accrued liabilities
Compensation and benefits	$11,180	$15,387
Interest	1,142	3,078
Other	9,006	12,297
	$21,328	$30,762

11.          Commitments and Contingencies

In February 1996, AAS commenced an action against certain former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements.  The individuals then filed a separate lawsuit against AAS alleging breach of contract under the respective Purchase and Employment agreements.  In connection with the Acquisition, CHAAS Holdings is entitled to indemnification from the sellers, without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates (including the Company) in connection with this litigation.  The litigation resulted in a judgment against AAS in the amount of approximately $3,800, plus attorneys’ fees and pre- and post-judgment interest awarded by the trial court.  Both AAS and the former employees appealed the judgment before the United States Court of Appeals for the Sixth Circuit.   To secure its appeal, prior to closing of the Acquisition, AAS issued a letter of credit in the amount of $8,300 for the benefit of the former employees.  At closing, the Sellers deposited with the financial institution that issued the letter of credit $9,000 in cash in a separate escrow account to cash collateralize the letter of credit and to secure the sellers’ obligations to pay all losses incurred by AAS and its affiliates in connection with this litigation.  In June 2003, the Court of Appeals entered a judgment that reduced the judgment against AAS from $3,800 to $2,800 and reduced the interest rate used in calculating pre-judgment interest.  In August 2003, the judgment was satisfied by way of a payment from the escrow account to the employees in the amount of approximately $5,600.  The remaining proceeds of the escrow account were distributed to the Sellers, except for $500 which remained in escrow to secure a contingent obligation of the Sellers to pay approximately $350 in post-trial legal fees claimed by the former employees’, which amount remains in dispute.  In conjunction with the satisfaction of the judgment, the letter of credit was canceled.  The Predecessor increased its estimated accrual for this matter during the period ended April 14, 2003 and the year ended December 31, 2002 by $175 and $600, respectively, representing accrued interest for the period, which amounts are included in interest expense.

The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement.  The majority of the Company’s product warranties are customer specific. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale.  The Company records an estimate for future warranty related costs based on actual historical return rates.  The Company has not experienced significant costs related to its warranties.

In July 2002, three European automotive OEM customers of Brink Sweden recalled in total approximately 41 thousand towbars that were supplied by the Predecessor.  The recall affects vehicles fitted with the G 3.0 model removable towbar system produced between January 1999 and March 2000.  The Company has worked with its customers to provide technical and other support in response to the recall.  During the fourth quarter of 2002, based upon information gathered concerning the costs of the recall and from discussions with its customers during the fourth quarter, management estimated and recorded an expense of approximately $3,000 for the recall.  The expense is included in selling, administrative and product development expenses in 2002.  In connection with the Acquisition, the sellers agreed to indemnify CHAAS Holdings and its affiliates (including the Company), without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates in connection with this recall.  The securities purchase agreement provides that the Company may settle all matters relating to this recall for up to an aggregate of $4,000 without the consent of the Sellers. Any settlement that exceeds $4,000 requires the consent of the sellers, although the sellers continue to maintain responsibility for all losses, whether or not they agree to any such settlement.  In January 2004, the Company, with the Seller’s consent, reached an agreement with the OEM customers to resolve the recall obligation.  On January 30, 2004 the Company paid the OEM customers $4,130 and were reimbursed by the Seller’s for a like amount from an escrow account established on April 15, 2003 in conjunction with the Acquisition.  Under the terms of the settlement the Company is required to reimburse the customer for additional costs through either cash payments or shipment of replacement parts.  These costs are expected to be reimbursed to the Company by the Sellers at a future date.

As part of the Acquisition of AAS on April 15, 2003, we agreed to pay the Sellers additional consideration of up to a maximum of $10,000 in the aggregate to the extent that the Castle Harlan Group achieves a specified, annual internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries, calculated as of the end of each of the 2003-2005 calendar years.  No payment for any earned additional consideration would be required prior to March 31, 2006 unless there was a change in control, as defined in the securities purchase agreement, or the Castle Harlan Group receives proceeds from certain sales of equity interests in or assets of CHAAS Holdings.  The specified internal rate of return, as defined in the securities purchase agreement, was not achieved in calendar year 2003 and we have not recorded a liability for additional consideration as of December 31, 2003.

In addition to the above, the Company is party to various claims, lawsuits and administrative proceedings related to matters arising out of the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

12.          Segment Information

The Company operates in one reportable segment, providing rack and towing systems and related accessories to the automotive OEM and aftermarket.  All sales are to unaffiliated customers.  Revenues by geographic area, accumulated by the geographic area where the revenue originated, revenues by product line and long-lived assets, which include net property and equipment, goodwill and other intangible assets and debt issuance costs, by geographic area are as follows:

	Company	Predecessor
	Period Ended	Period Ended	Year Ended December 31,
	December 31, 2003	April 14, 2003	2002	2001
Revenues
United States	$166,265	$67,235	$231,133	$223,662
The Netherlands	40,393	16,085	35,177	31,768
Italy	14,373	5,677	16,437	15,788
Other foreign	35,027	12,857	47,035	42,817
	$256,058	$101,854	$329,782	$314,035

	Company	Predecessor
	Period Ended	Period Ended	Year Ended December 31,
	December 31, 2003	April 14, 2003	2002	2001
Revenues
Towing systems	$135,584	$52,182	$175,348	$173,327
Rack systems	120,474	49,672	154,434	140,708
	$256,058	$101,854	$329,782	$314,035

	Company	Predecessor
	As of December 31, 2003	As of December 31, 2002
Long-lived Assets
United States	$156,686	$62,489
The Netherlands	35,253	24,978
France	9,006	586
Italy	3,579	4,214
Other foreign	19,023	19,248
	$223,547	$111,515

The Company has two significant customers in the automotive OEM industry.  As a percentage of total sales, sales to these customers represented 18% and 23% in 2003, 23% and 22% in 2002, and 28% and 17% in 2001. Accounts receivable from these customers represented 17% and 17% of the Company’s trade accounts receivable at December 31, 2003, and 21% and 18% at December 31, 2002, respectively.

Although the Company is directly affected by the economic well being of the industries and customers referred to above, management does not believe significant credit risk exists at December 31, 2003.  Consistent with industry practice, the Company does not require collateral to reduce such credit risk.

13.          Subsequent Events

In January 2004 CHAAS Holdings, our indirect parent, formed a new wholly owned subsidiary, Advanced Accessory Holdings Corporation (“AAHC”) which owns directly all of the equity interests of the Company.  On February 4, 2004, AAHC issued 13¼% Senior Discount Notes, which will have an aggregate principal amount of $88,000 at maturity in an offering exempt from the registration requirements of the Securities Act.  The net proceeds from the issuance were approximately $47,773 after deducting estimated fees and expenses of the issuance. In conjunction with the offering, AAHC committed to purchase, repay or prepay, on terms as may be negotiated, not less than $5,000 in aggregate principal amount of the Company’s then outstanding debt.  On February 5, 2004, AAHC purchased $4,661 face value of the subordinated promissory notes held by members of our Predecessor in connection with the Acquisition.  The amount and terms of additional debt repayments are being negotiated.  Proceeds of $42,500 were used to redeem a portion of the equity interests of our indirect parent, CHAAS Holdings.

Interest will accrete from February 4, 2004 at a rate of 13¼% per annum compounded semi-annually, such that the accreted value will equal the principal amount of $88,000 on June 15, 2008.  No cash interest is payable on the Senior Discount Notes prior to June 15, 2008.  Commencing December 15, 2008, interest at 13¼% is payable semi-annually in arrears on June 15 and December 15.  On June 15, 2009, the Company will be required to pay approximately $31 million of aggregate accreted value of the 13¼% Senior Discount Notes.

On or prior to June 15, 2007, we may, at our option redeem, with proceeds of certain sales of our equity, up to 35% of the 13¼% Senior Discount Notes at a price equal to 113.25% of the then accreted value of the 13¼% Senior Discount Notes, plus accrued and unpaid interest.  Upon an occurrence of a change in control prior to June 15, 2007, as defined in the indenture, we may redeem the notes, in whole but not in part, at a price equal to 113.25% of the then accreted value of the 13¼% Senior Discount Notes.  Subsequent to February 15, 2009, we may, at our option on one or more occasions, redeem the 13¼% Senior Discount Notes, in whole or in part, at 113.25% of the then accreted value in 2009, 106.625% in 2010, and 100% in 2011 and thereafter.

The 13¼% Senior Discount Notes are unsecured and are not guaranteed by any of our subsidiaries.  Holders of the 13¼% Senior Discount Notes have been granted registration rights and AAHC, as issuer, will use its reasonable best efforts to file a registration statement by May 4, 2004 and cause such registration statement to be effective by July 2, 2004. The indenture places certain limits on the Company.  As more fully described in the indenture, the most restrictive limitations include the restriction on the incurrence of additional indebtedness, payment of dividends on and redemption of capital of the Company, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company’s assets.

The Company has significant operations in Europe where the functional currency is the euro. Over the past year the euro has strengthened considerably against the U.S. dollar and it is the Company’s objective to protect reported earnings from volatility in the euro/U.S. dollar exchange rates.  On February 12, 2004, when the euro to U.S. dollar exchange rate was 1.28:1, the Company entered into a series of foreign currency forward exchange contracts related to the euro (“euro collar”), each with a notional value of $3,000 which mature quarterly, as summarized below.  The Company provided a $1.9 million letter of credit in support of the foreign currency forward exchange contracts.  To the extent that the quarter end exchange rate falls between the euro collar exchange rates, fulfillment of the euro collar exchange contracts will result in offsetting foreign currency gains and losses.  For each future reporting period, the Company will record the then fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses will be recorded in results of operations.

		Euro collar exchange rates
	Notional value	Purchased Put option	Sold Call option	Purchased Call option
March 31, 2004	$3,000	$1.200	$1.362	$1.400
June 30, 2004	$3,000	$1.200	$1.359	$1.400
September 30, 2004	$3,000	$1.200	$1.357	$1.400
December 31, 2004	$3,000	$1.200	$1.354	$1.400
March 31, 2005	$3,000	$1.200	$1.353	—

14.          Condensed Consolidating Information

On May 23, 2003, the Company’s wholly owned subsidiaries, Advanced Accessory Systems, LLC and AAS Capital Corporation, issued and sold 10¾% Senior Notes – Series A.  On November 18, 2003, these notes were exchanged for 10¾% Senior Notes- Series B having substantially the same terms (see Note 2 – “Long-Term Debt”).   The 10¾% Senior Notes are guaranteed on a full, unconditional and joint and several basis by the Company and all of the Company’s direct and indirect wholly-owned domestic subsidiaries.

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (the “Parent”) as of and for the period ended December 31, 2003 and the Predecessor (the “Issuer”) for the period ended April 14, 2003 and the two years ended December 31, 2002, as if they accounted for their subsidiaries on the equity method: (ii) AAS and AAS Capital Corporation as issuers; (iii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, Valley Industries, LLC, AASA Holdings, LLC and ValTek, LLC; and (iv) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries.

The operating results of the guarantor and non-guarantor subsidiaries have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary’s relative business activity, including interest on intercompany debt balances. The operating results of the guarantor and non-guarantor subsidiaries include management fees of $1,027 and $217, respectively, for the period ended December 31, 2003, $389 and $115, respectively, for the period ended April 14, 2003, $1,407 and $320, respectively for the year ended December 31, 2002, and $1,416 and $310, respectively, for the year ended December 31, 2001.  Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at December 31, 2003.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated
			(Dollar amounts in thousands)
ASSETS
Current assets
Cash	$16	$—	$12,629	$4,041	$—	$16,686
Accounts receivable	—	—	33,142	22,221	—	55,363
Inventories	—	—	17,527	30,801	—	48,328
Deferred income taxes and other current assets	—	3,821	13,778	3,475	—	21,074
Total current assets	16	3,821	77,076	60,538	—	141,451
Property and equipment, net	—	—	29,476	44,319	—	73,795
Goodwill	—	—	39,596	—	—	39,596
Other intangible assets, net	—	6,069	81,617	22,470	—	110,156
Deferred income taxes and other noncurrent assets	—	33	888	1,643	29	2,593
Investment in and advances to subsidiaries	130,083	257,438	13,666	234	(401,421)	—
Total assets	$130,099	$267,361	$242,319	$129,204	$(401,392)	$367,591

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$85	$1,824	$—	$1,909
Accounts payable	—	—	21,938	11,347	—	33,285
Accrued liabilities and deferred income taxes	(14)	1,365	6,109	14,456	—	21,916
Total current liabilities	(14)	1,365	28,132	27,627	—	57,110
Deferred income taxes and other noncurrent liabilities	—	—	6,163	6,331	—	12,494
Long-term debt, less current maturites	—	150,000	28,710	18,195	—	196,905
Intercompany debt	29,213	—	25,195	67,921	(122,329)	—
Members’ equity	100,900	115,996	154,119	9,130	(279,063)	101,082
Total liabilities and members’ equity	$130,099	$267,361	$242,319	$129,204	$(401,392)	$367,591

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
ASSETS
Current assets
Cash	$440	$77	$2,136	$—	$2,653
Accounts receivable	—	31,920	19,606	—	51,526
Inventories	—	16,810	23,872	—	40,682
Deferred income taxes and other current assets	80	6,836	6,563	—	13,479
Total current assets	520	55,643	52,177	—	108,340
Property and equipment, net	—	33,433	27,139	—	60,572
Goodwill, net	985	24,729	21,594	—	47,308
Other intangible assets, net	2,971	371	293	—	3,635
Deferred income taxes and other noncurrent assets	93	794	3,413	—	4,300
Investment in and advances to subsidiaries	138,359	13,546	—	(151,905)	—
Total assets	$142,928	$128,516	$104,616	$(151,905)	$224,155
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$8,574	$54	$9,587	$—	$18,215
Accounts payable	—	22,346	10,813	—	33,159
Accrued liabilities and deferred income taxes	8,060	7,846	14,856	—	30,762
Mandatorily redeemable warrants	5,250	—	—	—	5,250
Total current liabilities	21,884	30,246	35,256	—	87,386
Deferred income taxes and other noncurrent liabilities	2,003	1,391	3,031	—	6,425
Long-term debt, less current maturities	124,717	252	11,763	—	136,732
Intercompany debt	—	—	63,078	(63,078)	—
Members’ equity	(5,676)	96,627	(8,512)	(88,827)	(6,388)
Total liabilities and members’ equity	$142,928	$128,516	$104,616	$(151,905)	$224,155

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the period from April 15, 2003 through December 31, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated

Net sales	$—	$—	$165,731	$90,327	$—	$256,058
Cost of sales	—	—	130,330	66,597	—	196,927
Gross profit	—	—	35,401	23,730	—	59,131
Selling, administrative and product development expenses	—	1,361	16,136	19,365	—	36,862
Amortization of intangible assets	—	—	4,887	913	—	5,800
Operating income (loss)	—	(1,361)	14,378	3,452	—	16,469
Interest expense	—	(8,374)	(2,528)	(3,507)	—	(14,409)
Loss resulting from debt extinguishment	—	—	(5,248)	(2,060)	—	(7,308)
Distribution from subsidiaries	—	116,474	1,111	—	(117,585)	—
Equity in income (loss) of subsidiaries	(5,508)	—	—	—	5,508	—
Foreign currency gain (loss), net	—	—	(3)	(397)	—	(400)
Other income (expense)	—	—	(204)	(50)	—	(254)
Income (loss) before income taxes	(5,508)	106,739	7,506	(2,562)	(112,077)	(5,902)
Provision (benefit) for income taxes	—	(3,270)	2,131	745	—	(394)
Net income (loss)	$(5,508)	$110,009	$5,375	$(3,307)	$(112,077)	$(5,508)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period from January 1, 2003 through April 14, 2003

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated

Net sales	$—	$67,769	$34,085	$—	$101,854
Cost of sales	—	52,853	23,655	—	76,508
Gross profit	—	14,916	10,430	—	25,346
Selling, administrative and product development expenses	(834)	8,331	7,411	—	14,908
Stock option compensation	10,125	—	—	—	10,125
Transaction expenses	3,784				3,784
Amortization of intangible assets	—	6	5	—	11
Operating income (loss)	(13,075)	6,579	3,014	—	(3,482)
Interest expense	3,495	93	1,184	—	4,772
Equity in income of subsidiaries	9,872	—	—	(9,872)	—
Foreign currency gain, net	—	3	3,237	—	3,240
Other income (expense)	—	(27)	(57)	—	(84)
Income (loss) before income taxes	(6,698)	6,462	5,010	(9,872)	(5,098)
Provision for income taxes	—	—	1,600	—	1,600
Net income (loss)	$(6,698)	$6,462	$3,410	$(9,872)	$(6,698)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2002

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated

Net sales	$—	$231,133	$98,649	$—	$329,782
Cost of sales	—	180,421	70,095	—	250,516
Gross profit	—	50,712	28,554	—	79,266
Selling, administrative and product development expenses	1,088	23,817	24,404	—	49,309
Amortization of intangible assets		109	13	—	122
Operating income (loss)	(1,088)	26,786	4,137	—	29,835
Interest expense	11,310	316	4,281	—	15,907
Equity in net (income) of subsidiaries	(776)	—	—	776	—
Foreign currency (gain)	—	—	(8,429)	—	(8,429)
Other expense	—	340	180	—	520
Income before income taxes and cumulative effect of accounting change	11,622	26,130	8,105	(776)	21,837
Provision for income taxes	—	—	4,252	—	4,252
Income before cumulative effect of accounting change	11,622	26,130	3,853	(776)	17,585
Cumulative effect of accounting change for goodwill impairment	—	(29,207)	—	—	(29,207)
Net income (loss)	$(11,622)	$(3,077)	$3,853	$(776)	$(11,622)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2001

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated

Net sales	$—	$223,662	$90,373	$—	$314,035
Cost of sales	—	178,092	61,491	—	239,583
Gross profit	—	45,570	28,882	—	74,452
Selling, administrative and product development expenses	247	24,822	19,700	—	44,769
Amortization of intangible assets	40	2,372	900	—	3,312
Operating income (loss)	(287)	18,376	8,282	—	26,371
Interest expense	8,853	2,533	6,298	—	17,684
Equity in net (income) of subsidiaries	(11,534)	—	—	(11,534)	—
Foreign currency loss	—	—	4,948	—	(4,948)
Other expense	—	543	200	—	743
Income (loss) before income taxes	2,394	15,300	(3,164)	(11,534)	2,996
Provision for income taxes	—	—	602	—	602
Net income (loss)	$2,394	$15,300	$(3,766)	$(11,534)	$2,394

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period from April 15, 2003 through December 31, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$(14)	$100,771	$19,318	$8,275	$(117,585)	$10,765

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	—	10,670	—	—	10,670
Acquisition of subsidiaries, net of cash acquired	(113,668)	—	(13,666)	—	13,666	(113,668)
Acquisition of property and equipment	—	—	(6,767)	(3,745)	—	(10,512)
Net cash used for investing activities	(113,668)	—	(9,763)	(3,745)	13,666	(113,510)

Cash flows from financing activities:
Change in intercompany debt	12,798	(52,606)	33,455	6,353	—	—
Proceeds from issuance of debt		150,000	157,835	39,738	—	347,573
Debt issuance costs		(6,578)	(5,762)	(2,603)	—	(14,943)
Net increase (decrease) in revolving loan	—	—	17,089	(469)	—	16,620
Repayment of debt		(140,000)	(147,212)	(44,264)	—	(331,476)
Issuance of membership units	100,900	—	13,666	—	(13,666)	100,900
Distributions to members	—	(51,587)	(65,998)	—	117,585	—
Net cash provided by (used for) financing activities	113,698	(100,771)	3,073	(1,245)	103,919	118,674

Effect of exchange rate changes	—	—	—	757	—	757
Net increase (decrease) in cash	16	—	12,628	4,042	—	16,686
Cash at beginning of period	—	—	—	—	—	—
Cash at end of period	$16	$—	$12,628	$4,042	$—	$16,686

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period from January 1, 2003 through April 14, 2003

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$(6,163)	$5,750	$3,311	$—	$2,898

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,222)	(1,290)	—	(2,512)
Net cash used for investing activities	—	(1,222)	(1,290)	—	(2,512)

Cash flows from financing activities:
Change in intercompany debt	3,474	(4,495)	1,021	—	—
Net increase in revolving loan	6,426	—	—	—	6,426
Repayment of debt	—	(27)	(2,191)	—	(2,218)
Distributions to members	(122)	—	—	—	(122)
Net cash provided by (used for) financing activities	9,778	(4,522)	(1,170)	—	4,086

Effect of exchange rate changes	—	—	(295)	—	(295)
Net increase in cash	3,615	6	556	—	4,177
Cash at beginning of period	440	77	2,136	—	2,653
Cash at end of period	$4,055	$83	$2,692	$—	$6,830

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2002

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$(10,224)	$27,238	$3,990	$—	$21,004

Cash flows from investing activities:
Acquisition of property and equipment	—	(5,554)	(9,800)	—	(15,354)
Investment in Subsidiary	(7,000)	—	—	7,000	—
Net cash used for investing activities	(7,000)	(5,554)	(9,800)	7,000	(15,354)

Cash flows provided by (used for) financing activities:
Change in intercompany debt	15,114	(20,510)	5,396	—	—
Net increase in revolving loan	5,572	—	—	—	5,572
Repayment of debt	—	(1,099)	(12,280)	—	(13,379)
Borrowing of debt	—	—	5,637	—	5,637
Issuance of membership units	—	—	7,000	(7,000)	—
Distributions to members	(3356)	—	—	—	(3,356)
Net cash provided by (used for) financing activities	17,330	(21,609)	5,753	(7,000)	(5,526)

Effect of exchange rate changes	—	—	390	—	390
Net increase (decrease) in cash	106	75	333	—	514
Cash at beginning of period	334	2	1,803	—	2,139
Cash at end of period	$440	$77	$2,136	$—	$2,653

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2001

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$(8,830)	$32,749	$3,732	$—	$27,651

Cash flows from investing activities:
Acquisition of property and Equipment	—	(4,249)	(3,331)	—	(7,580)
Net cash used for investing activities	—	(4,249)	(3,331)	—	(7,580)

Cash flows provided by (used for) financing activities:
Change in intercompany debt	17,094	(29,144)	12,050	—	—
Net decrease in revolving loan	(8,341)	—	—	—	(8,341)
Repayment of debt	—	—	(11,706)	—	(11,706)
Collection on members notes receivable	59	—	—	—	59
Borrowing of debt	—	400	—	—	400
Distributions to members	(801)	—	—	—	(801)
Net cash provided by (used for) financing activities	8,011	(28,744)	344	—	(20,389)

Effect of exchange rate changes	—	—	(858)	—	(858)
Net decrease in cash	(819)	(244)	(113)	—	(1,176)
Cash at beginning of period	1,153	246	1,916	—	3,315
Cash at end of period	$334	$2	$1,803	$—	$2,139

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 20, 2003, CHAAS Holdings, with the approval of the audit committee, engaged Deloitte & Touche LLP (“D&T”) as our new independent accountants, replacing PricewaterhouseCoopers LLP (“PwC”).  PwC’s reports on our Predecessor’s financial statements for each of the fiscal years ended December 31, 2002 and December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.  During the fiscal years ended December 31, 2002 and December 31, 2001, and through November 20, 2003, there were no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to PwC’s satisfaction would have caused them to make reference to the subject matter of the disagreements in connection with their report on our Predecessor’s consolidated financial statements for such years.  During the fiscal years ended December 31, 2002 and December 31, 2001 and through November 20, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulations S-K of the Securities Exchange Act of 1934.

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the members of the board of managers of the Company and of CHAAS Holdings, our indirect parent. In addition, the table sets forth information regarding the executive officers and certain of our other senior officers. Each of the individuals has served as a member of the applicable board of managers or board of directors and/or as an officer, as the case may be, since the dates indicated below in their biographical data.

Name	Age	Position

Terence C. Seikel	46	Member of the Company’s Board of Managers; President and Chief Executive Officer of the Company; Member of CHAAS Holdings’ Board of Managers
Richard E. Borghi	57	President and Chief Operating Officer of SportRack
Gerrit de Graaf	40	General Manager and Chief Executive Officer of Brink
Bryan A. Fletcher	45	President and Chief Operating Officer of Valley Aftermarket (a division of Valley)
Barry G. Steele	33	Member of the Company’s Board of Managers; Controller of the Company
John K. Castle	63	Member of CHAAS Holdings’ Board of Managers
Marcel Fournier	49	Member of CHAAS Holdings’ Board of Managers
William M. Pruellage	30	Member of CHAAS Holdings’ Board of Managers
Gian Luigi Buitoni	48	Member of CHAAS Holdings’ Board of Managers
Thomas W. Cook	66	Member of CHAAS Holdings’ Board of Managers
Christian Coumans	65	Member of CHAAS Holdings’ Board of Managers
Erick A. Reickert	68	Member of CHAAS Holdings’ Board of Managers

Terence C. Seikel has served in the automotive industry for 18 years, he has been a member of the board of managers of the Company since March, 2004 and he has been a member of the board of managers of CHAAS Holdings since April 2003. Mr. Seikel is also the President and Chief Executive Officer of the Company since May 2003.  Mr. Seikel has also been President and Chief Executive Officer and a member of the board of managers of AAS since April 1999.  From January 1996 until April 1999, Mr. Seikel served as Vice President of Finance and Administration and Chief Financial Officer of AAS and SportRack.  From 1985 to 1996, Mr. Seikel was employed by Larizza Industries, a publicly held supplier of interior trim to the automotive industry, in various capacities including Chief Financial Officer.

Richard E. Borghi has served in the automotive industry for 34 years and has been President and Chief Operating Officer of SportRack since April 1999. From 1995 until April 1999, Mr. Borghi served as Executive Vice President of Operations and Chief Operating Officer of SportRack. From 1988 to 1995, Mr. Borghi held various senior management positions with MascoTech Inc., and was the Executive Vice President of Operations of the MascoTech Accessories division at the time of its acquisition by AAS.

Gerrit de Graaf joined Brink in 1996 as Managing Director and Chief Executive Officer. From 1989 to 1996, he worked with Philips Medical Systems; the last two years as Marketing Manager in the United States. From 1989 to 1992, he worked as a consultant in the forecasting, logistics and human resource management fields. Mr. De Graaf holds a Master Degree in Mechanical Engineering from the University of Delft and a Master Degree in Industrial Engineering from the University of Eindhoven. He also holds an MBA Degree from the University of Antwerp, which is affiliated with the Kellogg Institute of the Northwestern University in Chicago.

Bryan A. Fletcher has served in the automotive industry for 13 years and has been President and Chief Operating Officer of Valley Aftermarket (a division of Valley) since July 2000. From 1991 until July 2000, Mr. Fletcher served as Vice President of Aftermarket Operations of Valley.

Barry G. Steele has been a member of the board of managers of the Company since March 2004, the Controller of the Company since May  2002 and has been the Chief Financial Officer of AAS since April 2002.   Prior to that Mr. Steele served as Corporate Controller of AAS from June 1999 until March 2002 and as Treasurer from July 2001 until March 2002. From September 1997 until June 1999, Mr. Steele served as Manager of Financial Reporting of AAS.  From 1993 to September 1997, Mr. Steele was employed by Price Waterhouse LLP.

John K. Castle has been on the board of managers of CHAAS Holdings since April  2003. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan. Immediately prior to forming Castle Harlan in 1986, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin, & Jenrette, Inc., one of the nation’s leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Adobe Air Holdings, Inc., American Achievement Corporation, Wilshire Restaurant Group, Inc., Morton’s Restaurant Group, Inc. and various private equity companies. Mr. Castle has also been elected to serve three, five-year terms as a trustee of the Massachusetts Institute of Technology. He has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He is a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees, the University Visiting Committee for The Harvard Business School and Chairman of the Columbia-Presbyterian Health Sciences Advisory Council. Mr. Castle received his bachelors degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard, and an Honorary Doctorate of Humane Letters from New York Medical College.

Marcel Fournier has been on the board of managers of CHAAS Holdings since April 2003. Mr. Fournier is a Managing Director of Castle Harlan. He is also a board member of APEI Holdings Corporation and Gravograph New Hermes Holding LLC. Prior to joining Castle Harlan in December 1995, Mr. Fournier held various positions, including Managing Director, at the investment banking group of Lepercq, de Neuflize & Co., Inc. from 1981 to 1995. From 1979 to 1981, Mr. Fournier was Assistant Director of the United States office of the agency of the French Prime Minister. Mr. Fournier received his M.B.A. from the University of Chicago in 1979, his Masters in Economics from the Université de la Sorbonne and a degree in Civil Engineering from the École Speciale des Travaux Publics.

William M. Pruellage has been on the board of managers of CHAAS Holdings since April 2003. Mr. Pruellage is a Managing Director of Castle Harlan. Mr. Pruellage is also a board member of Universal Compression, Inc., American Achievement Corporation, Verdugt Holdings, LLC. and Wilshire Restaurant Group, Inc. Prior to joining Castle Harlan in July 1997, Mr. Pruellage worked in the Mergers and Acquisitions group of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers.

Gian Luigi Buitoni has been on the board of managers of CHAAS Holdings since June 2003. From 2001 to 2003, he was the President of Polo Ralph Lauren Europe. From 1992 to 2001, Mr. Buitoni was the President of Ferrari North America. He has published a book, entitled ‘‘Selling Dreams,’’ on branding and high-end marketing. Mr. Buitoni received his Doctorate from the HEC, his M.B.A. from Insead, and his Bachelors degree from the HEC.

Thomas W. Cook has been on the board of managers of CHAAS Holdings since June 2003. Mr. Cook was the President and CEO of Truck Components Inc., or TCI, from 1994 to 2000 and President of Gunite Corporation, a subsidiary of TCI, from 1991 to 2000. Mr. Cook was President and Chief Executive Officer of Redlaw Industries, Inc., an automobiles parts manufacturer from 1986 to 1991. Mr. Cook held various positions with ITT Grinnell Corporation from 1967 to 1986 and became its President in 1983. Mr. Cook is also a board member of StackTeck Systems, Inc. Mr. Cook received his Bachelor of Science in metallurgical engineering from University of Missouri.

Christian Coumans has been on the board of managers of CHAAS Holdings since June 2003.  He served as Managing Director of Sommer Multipiso, Sao Paulo, Brazil from 1980 to 1984 and was president of Sommer Allibert North America from 1985 to 1997.  Mr. Coumans is also currently a Director of DTP Holding, France.  Mr. Coumans graduated from FUCAM, Catholic University; of Mons, Belgium, MBA equivalent.

Erick A. Reickert has been of the board of managers of CHAAS Holdings since June 2003.  Mr. Reickert was the President and Chief Executive Officer of New Venture Gear, Inc., a joint venture between GM and Chrysler, between September 1992 and January 1996.  Prior to that time, Mr. Reickert was Chairman and Chief Executive Officer of Chrysler Mexico and Vice President Program Management, responsible for the product planning of all cars, trucks and power trains.  From June 1965 to January 1984 he was employed by Ford Motor Company in a variety of product planning positions.  Mr. Reickert is currently on the boards of Junior Achievement of Southeastern Michigan and The Children’s Center of Wayne County Michigan.  Mr. Reickert received an MBA from Harvard Business School and a BS degree in engineering from Northwestern University.

Each member of the Company’s Board of Managers and CHAAS Holdings Board of Managers holds office until his successor is elected and qualified or until his earlier death, resignation or removal.  The Company’s officers serve at the discretion of the Board of Managers.

See disclosures in Item 11 under the caption “Employment Agreements” for a description of agreements with each of Messrs. Seikel, Borghi, de Graaf and Fletcher pursuant to which they are required to be appointed to the executive positions they currently hold.

Audit Committee

The audit committee of our indirect parent, CHAAS Holdings, which we refer to as the Audit Committee, effectively functions as the audit committee of the Company. The Audit Committee consists of Messrs. Pruellage (Chairman), Buitoni, Cook, Coumans, and Reickert.  Mr. Pruellage is a Managing Director of Castle Harlan, the private equity investment firm that holds a controlling interest in CHAAS Holdings.  The Board of Managers of CHAAS Holdings has determined that at least one independent “audit committee financial expert”, as defined in Section 401 (h) of Regulation S-K, Mr.Pruellage, serves on the Audit Committee, but has not determined that Mr. Pruellage qualifies as “independent” as defined in the listing standards of the New York Stock Exchange.  The Audit Committee has adopted a “finance code of ethics” applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, business unit leaders, and certain employees in the finance organization.

The audit committee has established an e-mail address, “auditcommittee@aasllc.com”, where, on a confidential basis, anyone with concerns involving internal controls, accounting or auditing matters, can contact the audit committee without screening or review by Company personnel.  A copy of the finance code of ethics is included as exhibit 14 to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation during 2003, 2002 and 2001 of our chief executive officer and each of our four other most highly compensated executive officers serving in that capacity at the end of 2003.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Restricted Stock Awards	All Other Compensation
	Fiscal	Salary	Bonus
Name and Principal Position	Year	($)	($)	($)	($)(1)

Terence C. Seikel President and Chief Executive Officer of the Company, member of CHAAS Holdings Board of Managers	2003	275,000	188,083	—	5,975
	2002	265,000	175,000	—	4,506
	2001	265,000	115,000	—	5,100

Barry G. Steele Controller of the Company	2003	141,750	100,250	—	4,253
	2002	134,105	42,000	—	4,013
	2000	106,950	20,000	—	2,506

Richard E. Borghi President and Chief Operating Officer of SportRack	2003	293,385	118,917	—	6,050
	2002	306,419	125,000	—	4,494
	2001	324,964	105,000	—	2,100

Gerrit de Graaf General Manager and Chief Executive Officer of Brink	2003	194,650	151,269	—	—
	2002	165,168	38,899	—	—
	2001	151,577	41,250	—	—

Bryan Fletcher President and Chief Operating Officer of Valley Aftermarket	2003	155,000	70,104	—	400
	2002	151,316	50,000	—	400
	2001	142,000	57,200	—	400

(1)           Other compensation primarily consists of employer contributions to defined contribution pension plans and car allowances.

At the closing of the Acquisition, the Predecessor’s 1995 Option Plan was terminated and five of our executive employees entered into a separate vesting unit repurchase agreement with CHAAS Holdings. The five executive employees purchased common equity units of CHAAS Holdings, which are subject to vesting under the terms of their vesting unit repurchase agreements.  The executive employees who purchased the common units, together with the number of common units purchased are as follows: Terence C. Seikel (806 common units), Barry G. Steele (161 common units), Richard E. Borghi (483 common units), Gerrit de Graaf (322 common units) and Bryan Fletcher (161 common units).  See “–Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “ –Vesting Unit Repurchase Agreements.”

Compensation of Directors

The Company’s board members do not receive compensation for their service in that capacity. Four board members of CHAAS Holdings, Messrs. Buitoni, Cook, Coumans and Reickert, are entitled to receive compensation for their services at the rate of $25,000 per year.

Compensation Committee Interlocks and Insider Participation

Other than  Mr. Seikel who is an executive officer of the Company and a manager on CHAAS Holdings’ board of managers, there are no compensation committee interlocks (i.e., no executive officer of the Company or CHAAS Holdings serves as a member of the board or the compensation committee of another entity which has an executive officer serving on the board of the Company, CHAAS Holdings’ board or on the compensation committee of and such entity).

Employment Agreements

General

Messrs. Seikel, Borghi and Fletcher have employment agreements with CHAAS Holdings that extend until April 15, 2004, subject to automatic renewal providing that one year always remains on the term, unless employment is terminated as discussed below. Their agreements provide for an annual base salary of $260,000 for each of Mr. Seikel and Mr. Borghi and $155,000 for Mr. Fletcher, an annual bonus in a range of 50% to 70% of base salary for Mr. Seikel and a range of 30% to 50% of base salary for Messrs. Borghi and Fletcher, in all cases, subject to the achievement of performance goals established by the board of managers of our indirect parent, CHAAS Holdings. In addition, each of Messrs. Seikel, Borghi and Fletcher shall be entitled to participate in all benefit plans offered to other senior executive officers. CHAAS Holdings has agreed to cause one or more of its subsidiaries to satisfy any payment obligations under these employment agreements to the extent that it does not have sufficient funds to do so.

Mr. de Graaf has an employment agreement with Brink. His agreement provides for an annual base salary of NGL 170,000 (which is equal to US$214,200 based on a dollar to euros exchange rate of 1.26:1 as of December 31, 2003) and an annual bonus in a range of 30% to 50% of base salary, subject to the achievement of performance goals.  In addition, Mr. de Graaf is entitled to participate in customary benefit plans.

Termination Provisions

If any of Messrs. Seikel, Borghi or Fletcher is terminated without “cause” or terminates his employment with “employee good reason,” in each case, as these terms are defined in the employment agreements, he will receive his base salary until the end of the term (in the case of a without cause termination) or for twelve months (in the case of a with employee good reason termination), a pro rata portion of his annual bonus and reimbursements of continuation health insurance premiums until the earlier of twelve months after termination of employment and the day on which he is included in another employer’s insurance program.

If Mr. de Graaf is terminated for a reason other than “cause,” as defined in his employment agreement, he is entitled to receive a payment in an amount derived by the following formula: (50% + years of service x 20%)  x   (annual salary + holiday allowance + bonus), with a maximum of one-year’s annual salary + holiday allowance + bonus.

Vesting Unit Repurchase Agreements

At the closing of the Acquisition, five of our employees purchased an aggregate of approximately 3.33% of our indirect parent’s, CHAAS Holdings, outstanding common units. In connection with these purchases, each of the employees entered into a separate vesting unit repurchase agreement with CHAAS Holdings that governs the rights, vesting and repurchase of these units. Each vesting unit repurchase agreement provides that all common units are initially unvested and have no rights attached to them, including, without limitation, any rights to distributions, allocations of income or losses, voting or otherwise, except to the extent such unvested units become vested units in accordance with the vesting unit repurchase agreement. CHAAS Holdings has agreed to cause one or more of its subsidiaries to satisfy any payment obligations under the vesting unit repurchase agreements to the extent that it does not have sufficient funds to do so.

One-third of the common units vest on each of the first, second and third anniversaries of the first day of the month immediately following the employee’s purchase of the units, subject to the Castle Harlan Group achieving an assumed annualized internal rate of return of 30% on its total equity investment in CHAAS Holdings and its subsidiaries. The Castle Harlan Group’s internal rate of return is determined as of the end of the twelve month period ended on the last day of the fiscal quarter immediately preceding each such anniversary by calculating the proceeds the Castle Harlan Group would receive in a hypothetical sale of CHAAS Holdings, assuming CHAAS Holdings was valued at an amount equal to 5.65 times the consolidated EBITDA of CHAAS Holdings and its subsidiaries, adjusted for certain non-recurring items, as of the end of such twelve month period and after making appropriate adjustments for cash and indebtedness of CHAAS Holdings and its subsidiaries and other specified items described in the vesting unit repurchase agreement.

The agreement also provides that if there is a change in control (as defined in the vesting unit repurchase agreement) prior to April 15, 2006, the total number of common units that have not yet vested would be accelerated, subject to the Castle Harlan Group achieving a 30% annualized internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries based on the proceeds the Castle Harlan Group actually receives in the change in control. Any common units that have not vested on or before April 15, 2006, whether on an annual basis or upon a change in control, will never become vested under the unit vesting repurchase agreement.

Upon a termination of an employee’s employment, CHAAS Holdings, LLC has the right, but not the obligation, to repurchase within 60 days of the date of termination (i) the unvested common units at the cost initially paid by the employee for such units, without interest, and (ii) the vested units at fair market value, determined in the same manner that vesting is determined as described above. If termination of an employee’s employment is for “cause” (as defined in the vesting unit repurchase agreements) or without “employee good reason” (as defined in the vesting unit repurchase agreements), then all common units are deemed to be unvested. CHAAS Holdings is obligated to repurchase any unvested units upon consummation of a change in control at the cost initially paid by the employee for such units, without interest.

Rollover Securities Purchase Agreement

In connection with the Acquisition, class A units and options to purchase class A units consisting of approximately 1.5% of the equity interests of our Predecessor previously held by three of our employees were cancelled and CHAAS Holdings issued common and preferred units and new options to acquire common and preferred equity interests in CHAAS Holdings, all of which were fully vested upon issuance. CHAAS Holdings has entered into a rollover securities repurchase agreement with each of these employees governing the repurchase of the new common and preferred units and options to purchase such units. CHAAS Holdings has agreed to cause one or more of its subsidiaries to satisfy any payment obligations under the rollover securities purchase agreements to the extent that it does not have sufficient funds to do so.

Upon a termination of an employee’s employment for “cause” (as defined in the rollover securities repurchase agreements), CHAAS Holdings has the right, but not the obligation, to repurchase (i) the common units at the lesser of (x) the cost paid by the employee for such common units and (y) the fair market value (determined in the same manner fair market value is determined under the vesting unit repurchase agreements described above), less, in the case of options being repurchased, the exercise price for such common units and (ii) the preferred units at the liquidation value of such preferred units, assuming CHAAS Holdings was liquidated on the relevant determination date, less, in the case of options, the exercise price for such preferred units.

Upon a termination of an employee’s employment for any reason other than “cause,” CHAAS Holdings has the right, but not the obligation, to repurchase (i) the common units at the fair market value (determined in the same manner fair market value is determined under the vesting unit repurchase agreements described above), less, in the case of options being repurchased, the exercise price for such common units and (ii) the preferred units at the liquidation value of such preferred units, assuming CHAAS Holdings was liquidated on the relevant determination date, less, in the case of options, the exercise price for such preferred units.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

As of March 24, 2004, CHAAS Holdings outstanding capitalization consisted of approximately 52,187 common units and approximately 529,815 preferred units.  As of March 24, 2004, the Company’s outstanding capitalization consisted of 100 units, all of which were owned by AAHC.

The following table sets forth information with respect to the beneficial ownership of CHAAS Holdings units as of  March 24, 2004 by:

•              each person who is known by us to beneficially own 5% or more of CHAAS Holdings outstanding units;

•              each of CHAAS Holding’s managers; and

•              each of our executive officers named in the Summary Compensation Table and all of CHAAS Holdings’s managers and our executive officers as a group.

To our knowledge, each of the holders of units listed below has sole voting and investment power as to the units owned unless otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Common Units	Percentage of Total Common Units (%)	Number of Preferred Units	Percentage of Total Preferred Units (%)

Advanced Accessory Acquisitions, LLC (“AAA”)(2)	41,750.00	80.00	439,547.87	82.96
John K. Castle (3)	52,187.00	100.00	439,547.87	82.96
Harbourvest Partners VI-Direct Fund L.P. (4)	5,000.00	9.58	52,640.46	9.94
Stockwell Fund L.P. (5)	3,000.00	5.75	31,584.28	5.96
Marcel Fournier	—	—	—	—
William M. Pruellage	—	—	—	—
Gian Luigi Buitoni	—	—	—	—
Thomas W. Cook	—	—	—	—
Christian Coumans	—	—	—	—
Erick A. Reickert	—	—	—	—
Terence C. Seikel	1,206.43	2.31	4,219.31	*
Richard E. Borghi	483.39	*	—	—
Gerrit de Graaf	322.26	*	—	—
Bryan A. Fletcher	248.76	*	1,665.08	*
Barry G. Steele	161.13	*	—	—
All managers and executive officers as a group (8 persons, including those listed above)	44,171.97	84.64	445,432.27	84.07

*              Denotes beneficial ownership of less than 1% of the class of units. Beneficial ownership is determined in accordance with the rules of the Commission. No units subject to options or warrants are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants since they do not vest (other than upon a change in control) within 60 days from March 24, 2004. See “—Vesting Unit Repurchase Agreements.”

(1)           Addresses are provided only for persons beneficially owning more than 5% of the class of units.

(2)           CHP IV is the direct parent of AAA, and as such may be deemed to be a beneficial owner of the units owned by AAA. The address for AAA is c /o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

(3)           John K. Castle, a member of CHAAS Holdings’s board of managers, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the direct parent of AAA, and as such may be deemed to be a beneficial owner of the units owned by AAA and its affiliates. In addition, this amount includes 9,933 common units for which Mr. Castle may direct the voting pursuant to voting trust agreements under which Mr. Castle acts as voting trustee for the individuals and entities named below Mr. Castle’s name on the table. Furthermore, Mr. Castle may direct the voting pursuant to a voting trust agreement under which Mr. Castle acts as voting trustee for approximately 15 common units held by a non-executive officer that are not reflected on this table. Mr. Castle disclaims beneficial ownership of all units referred to in this paragraph in excess of his proportionate partnership share of CHP IV.

(4)           The address for Harbourvest Partners VI-Direct Fund L.P. is c/o HarbourVest Partners, LLC, One Financial Center—44th Floor, Boston, MA 02111.

(5)           The address for Stockwell Fund L.P. is c/o Glencoe Capital, 222 West Adams Street—Suite 1000, Chicago, IL 60606.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

At the closing of the Acquisition, we entered into a management agreement with Castle Harlan, pursuant to which Castle Harlan agreed to provide business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to us upon the terms and conditions set forth in the management agreement. As compensation for those services, we agreed to pay Castle Harlan an annual fee equal to a percentage of their equity investment by the Castle Harlan Group and on terms as set forth in the management agreement. The current amount of the annual fee being charged by Castle Harlan is approximately $3 million. The agreement is for an initial term expiring December 31, 2008, renewable automatically from year to year thereafter unless one of the parties gives notice of its desire to terminate within 90 days before the expiration of the initial term or any subsequent one-year renewal thereof. We have agreed to indemnify Castle Harlan against liabilities, costs, charges and expenses relating to its performance of its duties, other than such of the foregoing resulting from Castle Harlan’s gross negligence or willful misconduct. Payment of the management fee to Castle Harlan is subject to the terms of our senior credit facilities.

Bridge Financing

In connection with the Acquisition, on April 15, 2003, Valley and SportRack issued a convertible senior subordinated bridge note in favor of AAA. On May 23, 2003, we fully repaid all principal and accrued interest on the bridge note with a portion of the proceeds from the issuance of the 10¾% Senior Notes. The subordinated promissory notes were guaranteed on a subordinated basis by CHAAS Holdings and all of its domestic subsidiaries other than the issuers and AAHC. The initial principal amount of the bridge note was $55.0 million. The interest rate on the bridge note was 12%, which was capitalized and added to the outstanding principal.

Predecessor Relationships

Prior to the consummation of the Acquisition, F. Alan Smith and Barry Banducci, both former members of AAS’ board of managers, entered into consulting agreements with AAS dated as of September 28, 2001. The consulting agreements each provided for an annual consulting fee of $50,000. Following the termination date and for so long as the consultant continued to serve on the board of managers of AAS, the consultant was entitled to receive an annual board fee of no less than 10% of the aggregate purchase price for all units of AAS previously acquired by him, which during the 2002 calendar year totaled $30,000 for Mr. Smith and $25,000 for Mr. Banducci. The consulting agreements prohibited Messrs. Smith and Banducci from disclosing non-public information about AAS. In conjunction with the Acquisition, these consulting agreements were terminated. Messrs. Smith and Banducci are no longer affiliated with our company.

Prior to the Acquisition, Donald J. Hoffman, one of AAS’ former managers and a senior advisor of the sellers in connection with the Acquisition, had affiliations with some of AAS’ former equity holders. In addition, certain affiliated entities served as agent banks and lenders under our then existing U.S. and Canadian credit facilities and received certain related fees in connection therewith. Mr. Hoffman is no longer affiliated with our company.

Prior to the Acquisition, affiliates of J.P. Morgan Partners (23A SBIC), LLC, our majority equity holder prior to the Acquisition, participated on a regular basis in various investment and commercial banking transactions for AAS and our affiliates. Neither J.P. Morgan Partners (23A SBIC), LLC nor any such affiliates currently own any of our equity.

Other

In connection with the acquisition of the MascoTech Accessories division of MascoTech, Inc. by AAS in September 1995, AAS loaned Mr. Borghi, the President and Chief Operating Officer of SportRack and a manager of AAS, $100,000 to enable him to make his initial equity investment in AAS.  The loan was due on demand and the interest rate was 6.2% per annum. The loan, together with interest accrued thereon, was repaid in full upon consummation of the Acquisition.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 20, 2003, the Board of Managers appointed Deloitte & Touche LLP (“D&T”) to serve as the Company’s independent public accountants for the year ended December 31, 2003, replacing PricewaterhouseCoopers LLP (“PwC”).

The Audit Committee of CHAAS Holdings, our indirect parent, approves in advance all services rendered by D&T to the Company and its subsidiaries and approves all fees paid to D&T.  The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by D&T.  The Audit Committee considers and approves anticipated audit and permissible non-audit services to be provided by D&T during the year and estimated fees.  The Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of D&T.  Through April 14, 2003, the Predecessor’s Audit Committee approved fees paid to PwC.

During the two years ended December 31, 2003, fees paid by the Company and its subsidiaries to D&T and PwC for services are summarized below.  During the two-year period, aggregate fees paid to D&T and PwC were $585,000 and $1.6 million, respectively.

	Company		Predecessor
	D&T December 31, 2003(c)	PwC December 31, 2003	PwC December 31, 2002
Audit fees	$330	$565	$298
Audit-related fees (a)	225	193	159
Tax fees (b)	30	226	119
Total	$585	$984	$576

(a)   Includes fees for due diligence services for PwC and the D&T fees are primarily for an audit of the closing statement of working capital as of April 14, 2003, in connection with the Transaction.

(b)   Includes fees for tax consulting and compliance.

(c)   The Company also incurred fees of approximately $400,000 for D&T in 2003 for due diligence services performed prior to the Acquisition.

All of the audit-related and tax services provided by D&T for the year ended December 31, 2003 and related fees described above were approved in advance by the Audit Committee.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Form 10-K:

1.  Financial Statements:

A list of the Consolidated Financial Statements, related notes and Report of Independent Accountants is set forth in Item 8 of this report on Form 10-K.

2.  Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, are not material, or the information called for thereby is otherwise included in the financial statements and, therefore, have been omitted.

3.  Index to Exhibits:

Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in this index to exhibits with a “+” sign following the exhibit number.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Formation of AAS.	(A)

3.2	Fourth Amended and Restated Operating Agreement of AAS

3.3	Certificate of Incorporation of AAS Capital Corporation.	(B)

3.4	By-laws of AAS Capital Corporation.	(A)

3.5	Certificate of Formation of CHAAS Acquisitions, LLC	(B)

3.6	Operating Agreement of CHAAS Acquisitions, LLC	(B)

3.7	Certificate of Formation of AAS Acquisitions, LLC	(B)

3.8	Operating Agreement of AAS Acquisitions, LLC	(B)

3.9	Certificate of Formation of Valley Industries, LLC	(B)

3.10	Operating Agreement of Valley Industries, LLC	(B)

3.11	Amendment No. 1 to the Operating Agreement of Valley Industries, LLC	(B)

3.12	Bylaws of Valley Industries, LLC	(B)

3.13	Certificate of Formation of MTA Acquisition, LLC	(B)

3.14	Operating Agreement of AAS, LLC	(B)

3.15	Amendment No. 1 to the Operating Agreement of SportRack, LLC	(B)

3.16	Bylaws of AAS, LLC	(B)

3.17	Certificate of Formation of ValTek, LLC	(B)

3.18	Operating Agreement of ValTek, LLC	(B)

3.19	Bylaws of ValTek, LLC	(B)

4.1	Indenture dated as of May 23, 2003 among AAS and AAS Capital Corporation, as Issuers, the Guarantors and BNY Midwest Trust Company, as Trustee	(B)

4.2	Form of 10¾% Senior Notes due 2011 (included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated May 23, 2003, among AAS, AAS Capital Corporation, the Guarantors and the Initial Purchasers	(B)

4.4	Form of Guarantee (included in Exhibit 4.1)

10.1

Securities Purchase Agreement, dated as of April 15, 2003 among AAS, the holders of issued and outstanding equity interest, as Sellers, J.P. Morgan Partners (23A SBIC), L.L.C., as Sellers’ Representative, and CHAAS Acquisitions, as Buyer

(B)

10.2

Amended and Restated Credit Agreement dated as of May 23, 2003 among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, Antares Capital Corporation as Co-Lead Arranger, Syndication Agent and a Lender, Merrill Lynch Capital as Document Agent and a Lender, General Electric Capital Corporation, as Agent, Co-Lead Arranger and a Lender

(B)

10.3

Security Agreement, dated as of April 15, among CHAAS Acquisitions, LLC, AAS, Valley Industries, LLC, SportRack, LLC, AAS Capital Corporation, ValTek, LLC, AAS Acquisitions, LLC, Grantors, and General Electric Capital Corporation, as Agent for Lenders

(B)

10.4	Form of Pledge Agreement	(B)

10.5	Form of Subordinated Promissory Note issued by SportRack, LLC and Valley Industries, LLC under the SPA dated April 15, 2003	(B)

10.6	Form of Subordinated Guarantee for the Subordinated Promissory Note.	(B)

10.7+	Executive Employment Agreement, dated April 15, 2003 between Terence C. Seikel and CHAAS Acquisitions, LLC	(B)

10.8+	Executive Employment Agreement, dated April 15, 2003 between Richard E. Borghi and CHAAS Acquisitions, LLC	(B)

10.9+	Executive Employment Agreement, dated April 15, 2003 between Bryan Flectcher and CHAAS Acquisitions, LLC	(B)

10.10	Management Agreement dated April 15, 2003 among Castle Harlan, Inc., AAS and CHAAS Acquisitions, LLC	(B)

12.1*	Statement re: computation of ratios

14.1*	Finance Code of Ethics

21.1	List of subsidiaries of the Company	(A)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

*	Filed herewith

(A)	Previously filed as an exhibit to AAS’ Registration Statement on Form S-4 (File No. 333-49011) filed, March 31, 1998.

(B)	Previously filed as an exhibit to Amendment No. 1 to the AAS’s Registration Statement on Form S-4 (File No. 333-106356) filed September 9, 2003.

(b)    Reports on form 8-K:

On March 14, 2003, the Predecessor filed a report on Form 8-K to announce that it was in the late stages of negotiations for the sale of the Company to Castle Harlan, Inc.

On November 20, 2003, the Company filed a report on Form 8-K to announce that our indirect parent’s audit committee had approved the decision to change independent accountants to Deloitte & Touche LLP, replacing PricewaterhouseCoopers LLP.

On February 4, 2004, the Company filed a report on Form 8-K to announce that Advanced Accessory Holdings Corporation (“AAHC”), the new direct parent company of CHAAS Acquisitions, LLC, had sold $88 million, aggregate principal amount at maturity, of 13¼% Senior Discount Notes due 2011 in a offering exempt from the registration requirements of the Securities Act of 1933 under Rule 144A.

(c)    Reference is made to Item 15(a)(3) above.

(d)    Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAAS Acquisitions, LLC

Date: March 29, 2004	By:	/s/ TERENCE C. SEIKEL
Terence C. Seikel
President and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ TERENCE C. SEIKEL	Manager, President and Chief Executive Officer (Principal Executive Officer)
Terence C. Seikel
Dated: March 29, 2004

/s/ BARRY G. STEELE	Manager, Controller (Principal Accounting Officer and Principal Financial Officer)
Barry G. Steele
Dated: March 29, 2004

CHAAS ACQUISITIONS, LLC
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Periods from April 15, 2003 to December 31, 2003 (Company), January 1, 2003 to April 14, 2003 (Predecessor) and the Years Ended December 31, 2002 and 2001 (Predecessor)
(Dollar amounts in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Write-offs	Balance at end of period

Allowance for doubtful accounts
For the period ended December 31, 2003	$1,781	$658	$(22)	$228	$2,189
For the period ended April 14, 2003	1,857	117	111	304	1,781
For the year ended December 31, 2002	1,788	245	120	296	1,857
For the year ended December 31, 2001	2,140	818	(41)	1,129	1,788

Allowance for inventory and lower of cost or market reserve
For the period ended December 31, 2003	$3,541	$1,004	$(513)	$584	$3,448
For the period ended April 14, 2003	2,910	611	298	278	3,541
For the year ended December 31, 2002	2,828	1,284	157	1,359	2,910
For the year ended December 31, 2001	2,540	1,688	(140)	1,260	2,828
Allowance for reimbursable tooling
For the period ended December 31, 2003	$1,443	$(170)	$—	$706	$567
For the period ended April 14, 2003	1,588	74	—	219	1,443
For the year ended December 31, 2002	816	672	—	(100)	1,588
For the year ended December 31, 2001	414	1,063	—	661	816
Allowance for deferred tax assets
For the period ended December 31, 2003	$2,427	$788	$639	$—	$3,854
For the period ended April 14, 2003	2,799	(440)	68	—	2,427
For the year ended December 31, 2002	5,739	(2,970)	30	—	2,799
For the year ended December 31, 2001	4,945	1,023	(229)	—	5,739

(1)   Charges to other accounts include amounts related to acquired companies and the effects of changing foreign currency exchange rates for the Company’s foreign subsidiaries.