Form 10-Q
period 2004-03-31
CHAAS ACQUISITIONS LLC
filed 2004-05-13
CIK 1244041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number         333-106356

CHAAS ACQUISITIONS, LLC.

(Exact name of registrant as specified in its charter)

Delaware	41-2107245
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12900 Hall Road, Suite 200, Sterling Heights, MI	48313
(Address of principal executive offices)	(Zip Code)

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2004

Membership Units	100

CHAAS ACQUISITIONS, LLC

INDEX

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Condensed Balance Sheet of the Company as of March 31, 2004 and as of December 31, 2003

Consolidated Condensed Statements of Operations of the Company for the three months ended March 31, 2004 and the Consolidated Condensed Statements of Operations for the Predecessor for the three months ended March 31, 2003

Consolidated Condensed Statements of Cash Flows for the Company for the three months ended March 31, 2004 and the Consolidated Condensed Statements of Cash Flows for the Predecessor for the three months ended March 31, 2003

Consolidated Condensed Statement of Changes in Members’ Equity for the three months ended March 31, 2004 for the Company

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

Signature

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

(Dollars in thousands)

	Company
	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash	$18,046	$16,686
Accounts receivable, less reserves of $2,048 and $2,189, respectively	65,056	55,363
Inventories
Raw materials	19,728	19,039
Work-in-process	9,969	9,662
Finished goods	24,972	23,075
Reserves	(3,703)	(3,448)
Total inventories	50,966	48,328
Deferred income taxes	7,943	6,087
Other current assets	16,097	14,987
Total current assets	158,108	141,451
Property and equipment, net	72,311	73,795
Goodwill	39,596	39,596
Other intangible assets, net	107,311	110,156
Deferred income taxes	551	336
Other noncurrent assets	2,395	2,257
	$380,272	$367,591

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,892	$1,909
Accounts payable	41,446	33,285
Accrued liabilities	28,195	21,328
Deferred income taxes	555	588
Total current liabilities	72,088	57,110

Noncurrent liabilities
Deferred income taxes	8,326	8,343
Other noncurrent liabilities	4,136	4,151
Long-term debt, less current maturities	195,910	196,905
Total noncurrent liabilities	208,372	209,399

Members’ equity
Units	100,900	100,900
Other comprehensive income	4,705	5,690
Retained earnings (accumulated deficit)	(5,793)	(5,508)
	99,812	101,082
	$380,272	$367,591

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Company	Predecessor
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2004	2003

Net sales	$96,631	$85,340
Cost of sales	74,064	64,261

Gross profit	22,567	21,079

Selling, administrative and product development expenses	15,085	12,399
Amortization of intangible assets	2,051	7

Operating income (loss)	5,431	8,673
Other income (expense)
Interest expense	(5,103)	(3,832)
Foreign currency gain (loss), net	(773)	3,596
Other income (expense)	56	(65)

Income (loss) before income taxes	(389)	8,372
Provision (benefit) for income taxes	(104)	1,561
Net income (loss)	$(285)	$6,811

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Company	Predecessor
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(285)	$6,811
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,305	3,246
Deferred taxes	(1,806)	75
Foreign currency gain	(5)	(3,529)
Loss on disposal of assets	114	68
Interest accretion on notes	342	—
Changes in assets and liabilities, net	682	(5,036)

Net cash provided by operating activities	4,347	1,635

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,645)	(2,512)

Net cash (used for) investing activities	(2,645)	(2,512)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	722
Net increase (decrease) in revolving loan	(390)	1,850
Repayment of debt	(480)	(2,218)
Distributions to members	—	(121)
Net cash provided by (used for) financing activities	(870)	233

Effect of exchange rate changes	528	(22)
Net increase (decrease) in cash	1,360	(666)
Cash at beginning of period	16,686	2,653
Cash at end of period	$18,046	$1,987

The accompanying notes are an integral part of the

consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Company
		Other		Total
	Members’	comprehensive	Retained	members’
	capital	loss	earnings	equity

Balance at December 31, 2003	$100,900	$5,690	$(5,508)	$101,082
Currency translation adjustment	—	(985)	—	(985)
Net loss	—	—	(285)	(285)
Balance at March 31, 2003	$100,900	$4,705	$(5,793)	$99,812

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                                       BASIS OF PRESENTATION

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (the “Predecessor”) were acquired by Castle Harlan Partners IV, L.P. (the “Acquisition”), a private equity investment fund organized and managed by Castle Harlan Inc., a leading private equity firm. CHAAS Holdings, LLC was formed in April 2003 in connection with the Acquisition and is the direct parent of CHAAS Acquisitions, LLC (“CHAAS Acquisitions”) which was formed pursuant to the Acquisition.  Unless the context otherwise requires all information which refers to the “Company,” “we,” “our” or “us” refers to CHAAS Acquisitions and its subsidiaries.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its and the Predecessor’s financial position as of March 31, 2004 and December 31, 2003 and the results of its and the Predecessor’s operations for the three month periods ended March 31, 2004 and 2003.

2.                                       COMPREHENSIVE INCOME

Comprehensive income (loss) for the Company and the Predecessor is as follows:

	Company	Predecessor
	Three months ended March 31, 2004	Three months ended March 31, 2003
Net income (loss)	$(285)	$6,811
Change in the cumulative translation adjustment, net of tax	(985)	(1,052)
Comprehensive income (loss)	$1,270	$5,759

3.                                       CURRENCY CONTRACTS

We have significant operations in Europe where the functional currency is the Euro.  During 2003, the Euro strengthened considerably against the U.S. dollar and it is our objective to protect reported earnings from volatility in the Euro/U.S. dollar exchange rates.  On February 12, 2004, when the Euro to the U.S. Dollar exchange rate was 1.28:1, we entered into a series of foreign currency forward exchange contracts related to the Euro (“Euro Collar”), each with a notional value of €3,000, which mature quarterly, as summarized below.  We provided a $1,900 letter of credit in support of the foreign currency option contracts.  To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration.  For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations.  During the first quarter of 2004 we had unrealized gains on our foreign currency options totaling $145, which was recorded in other expense, and three option contracts having zero value expired.

	Euro Collar Exchange Rates, in U.S. Dollars per Euro
	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
	(thousands)
June 30, 2004	€3,000	$1.200	$1.359	$1.400
September 30, 2004	€3,000	$1.200	$1.357	$1.400
December 31, 2004	€3,000	$1.200	$1.354	$1.400
March 31, 2005	€3,000	$1.200	$1.353	$—

4.                                       CONDENSED CONSOLIDATING INFORMATION

On May 23, 2003, the Company’s wholly-owned subsidiaries, Advanced Accessory Systems, LLC and AAS Capital Corporation, issued and sold 10¾ senior notes due 2011, (the “Senior Notes”).  The Senior Notes are guaranteed on a full, unconditional and joint and several basis by the Company and all of the Company’s direct and indirect wholly-owned domestic subsidiaries.  The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (the “Parent”), as if it accounted for its subsidiaries on the equity method, (ii) Advanced Accessory Systems, LLC and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, Valley Industries, LLC, AASA Holdings, LLC and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The operating results of the guarantor and non-guarantor subsidiaries have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary’s relative business activity, including interest on intercompany debt balances.  Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at March 31, 2004.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2004

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
ASSETS
Current assets
Cash	$16	$—	$13,798	$4,232	$—	$18,046
Accounts receivable	—	—	38,089	26,967	—	65,056
Inventories	—	—	19,056	31,910	—	50,966
Deferred income taxes and other current assets	23	5,655	14,425	3,937	—	24,040
Total current assets	39	5,655	85,368	67,046	—	158,108
Property and equipment, net	—	—	29,901	42,410	—	72,311
Goodwill	—	—	39,596	—	—	39,596
Other intangible assets, net	—	5,899	79,909	21,503	—	107,311
Deferred income taxes and other noncurrent assets	—	—	1,137	1,809	—	2,946
Investment in and advances to subsidiaries	128,995	256,862	13,666	228	(399,751)	—
Total assets	$129,034	$268,416	$249,577	$132,996	$(399,751)	$380,272

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$69	$1,823	$—	$1,892
Accounts payable	—	—	26,013	15,433	—	41,446
Accrued liabilities and deferred income taxes	—	5,868	7,334	15,548	—	28,750
Total current liabilities	—	5,868	33,416	32,804	—	72,088
Deferred income taxes and other noncurrent liabilities	—	—	6,163	6,299	—	12,462
Long-term debt, less current maturities	—	150,000	25,563	20,347	—	195,910
Intercompany debt	29,222	—	28,142	64,418	(121,782)	—
Member’s equity	99,812	112,548	156,293	9,128	(277,969)	99,812
Total liabilities and member’s equity	$129,034	$268,416	$249,577	$132,996	$(399,751)	$380,272

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
ASSETS
Current assets
Cash	$16	$—	$12,629	$4,041	$—	$16,686
Accounts receivable	—	—	33,142	22,221	—	55,363
Inventories	—	—	17,527	30,801	—	48,328
Deferred income taxes and other current assets	—	3,821	13,778	3,475	—	21,074
Total current assets	16	3,821	77,076	60,538	—	141,451
Property and equipment, net	—	—	29,476	44,319	—	73,795
Goodwill	—	—	39,596	—	—	39,596
Other intangible assets, net	—	6,069	81,617	22,470	—	110,156
Deferred income taxes and other noncurrent assets	—	33	888	1,643	29	2,593
Investment in and advances to subsidiaries	130,083	257,438	13,666	234	(401,421)	—
Total assets	$130,099	$267,361	$242,319	$129,204	$(401,392)	$367,591

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$85	$1,824	$—	$1,909
Accounts payable	—	—	21,938	11,347	—	33,285
Accrued liabilities and deferred income taxes	(14)	1,365	6,109	14,456	—	21,916
Total current liabilities	(14)	1,365	28,132	27,627	—	57,110
Deferred income taxes and other noncurrent liabilities	—	—	6,163	6,331	—	12,494
Long-term debt, less current maturites		150,000	28,710	18,195	—	196,905
Intercompany debt	29,213	—	25,195	67,921	(122,329)	—
Member’s equity	100,900	115,996	154,119	9,130	(279,063)	101,082
Total liabilities and member’s equity	$130,099	$267,361	$242,319	$129,204	$(401,392)	$367,591

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2004

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$62,028	$34,603	$—	$96,631
Cost of sales	—	—	49,951	24,113	—	74,064
Gross profit	—	—	12,077	10,490	—	22,567
Selling, administrative and product development expenses	—	1,387	6,274	7,424	—	15,085
Amortization of intangible assets	—	—	1,725	326	—	2,051
Operating income (loss)	—	(1,387)	4,078	2,740	—	5,431
Interest expense	—	3,918	584	601	—	5,103
Equity in income (loss) of subsidiaries	(285)	—	—	—	285	—
Foreign currency gain (loss), net	—	—	—	(773)	—	(773)
Other income (expense)	—	—	(91)	147	—	56
Income (loss) before income taxes	(285)	(5,305)	3,403	1,513	285	(389)
Provision (benefit) for income taxes	—	(1,857)	1,236	517	—	(104)
Net income (loss)	$(285)	$(3,448)	$2,167	$996	$285	$(285)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2003

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$57,429	$27,911	$—	$85,340
Cost of sales	—	44,966	19,295	—	64,261
Gross profit	—	12,463	8,616	—	21,079
Selling, administrative and product development expenses	136	6,037	6,226	—	12,399
Amortization of intangible assets	—	5	2	—	7
Operating income (loss)	(136)	6,421	2,388	—	8,673
Interest income (expense)	(2,992)	43	(883)	—	(3,832)
Equity in income (loss) of subsidiaries	9,939	—	—	(9,939)	—
Foreign currency gain (loss)	—	—	3,596	—	3,596
Other income (expense)	—	(24)	(41)	—	(65)
Income (loss) before income taxes	6,811	6,440	5,060	(9,939)	8,372
Provision for income taxes	—	—	(1,561)	—	(1,561)
Net income	$6,811	$6,440	$3,499	$(9,939)	$6,811

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2004

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$(9)	$(576)	$3,622	$1,310	$—	$4,347

Cash flows from investing activities:
Acquisition of property and equipment	—	—	(1,896)	(749)	—	(2,645)
Net cash used for investing activities	—	—	(1,896)	(749)	—	(2,645)

Cash flows from financing activities:
Change in intercompany debt	9	576	2,947	(3,532)	—	—
Net increase (decrease) in revolving loan	—	—	(3,473)	3,083	—	(390)
Repayment of debt	—	—	(31)	(449)	—	(480)
Net cash provided by (used for) financing activities	9	576	(557)	(898)	—	(870)

Effect of exchange rate changes	—	—	—	528	—	528
Net increase in cash	—	—	1,169	191	—	1,360
Cash at beginning of period	16	—	12,629	4,041	—	16,686
Cash at end of period	$16	$—	$13,798	$4,232	$—	$18,046

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2003

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$13	$499	$1,123	$—	$1,635

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,963)	(549)	—	(2,512)
Net cash used for investing activities	—	(1,963)	(549)	—	(2,512)

Cash flows from financing activities:
Change in intercompany debt	(1,904)	1,488	416	—	—
Net increase in revolving loan	1,850	—	—	—	1,850
Repayment of debt	—	(25)	(2,193)	—	(2,218)
Borrowing of debt	—	—	722	—	722
Distributions to members	(121)	—	—	—	(121)
Net cash used for financing activities	(175)	1,463	(1,055)	—	233

Effect of exchange rate changes	—	—	(22)	—	(22)
Net decrease in cash	(162)	(1)	(503)	—	(666)
Cash at beginning of period	440	77	2,136	—	2,653
Cash at end of period	$278	$76	$1,633	$—	$1,987

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

OVERVIEW

We are one of the world’s largest designers and manufacturers of exterior accessories for the automotive original equipment manufacturers (“OEM”) market and after market.  We design and manufacture a wide array of both rack systems and towing systems and related accessories.  Our broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards, and sailboards.  Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins.  Our products are sold as standard accessories or options for a variety of light vehicles.

Company Background

On April 15, 2003, substantially all of the equity interests of the Predecessor were acquired by Castle Harlan Partners IV, L.P., a private equity investment fund organized and managed by Castle Harlan Inc., a leading private equity firm in connection with the Acquisition. CHAAS Holdings, LLC was formed in April 2003 by Castle Harlan Partners IV, L.P. in connection with the Acquisition and is the indirect parent of CHAAS Acquisitions.

Unless the context otherwise requires, all information which refers to “we”, “our” or “us” refers to CHAAS Acquisitions and its subsidiaries.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 for the Company Compared to the Three Months Ended March 31, 2003 for the Predecessor.

Net sales.  Net sales for the first quarter of 2004 were $96.6 million, representing an increase of  $11.3 million, or 13.2%, compared with net sales of $85.3 million for the first quarter of 2003.  The increase includes approximately $3.9 million due to the increase of the average exchange rates between the U.S. dollar and the currencies used by our foreign subsidiaries, primarily in Europe.  The balance of the increase in net sales reflects an increase in sales to our OEM customers of approximately $6.1 million and an increase of approximately $1.3 million in sales to our automotive aftermarket customers.  Sales to OEM customers were higher due to new program launches for SportRack in North America and Europe and for Valley in North America.  These increases were partially offset by decreased prices and lower volumes on existing programs.  Sales for Brink were also higher due to strong European new car sales and an increase in sales of the higher priced detachable towbars.  Aftermarket sales were higher due to strong orders of hitches in North America.

Gross profit.  Gross profit for the first quarter of 2004 was $22.6 million, representing an increase of $1.5 million, or 7.1%, compared with gross profit of $21.1 million for the first quarter of 2003.  The increased gross profit amount resulted from our higher net sales offset partially by a decrease in the gross profit percentage.  Gross profit as a percentage of net sales was 23.4% for the first quarter of 2004 compared to 24.7% for the first quarter of 2003. The decreased gross margin percentage reflects higher costs for steel and aluminum and price decreases to our OEM customers.  The price of steel increased dramatically during the first quarter of 2004 due primarily to several trends in the steel producing industry including increased demand for steel products from China, a weakening U.S. Dollar, the consolidation of the steel producing industry and a reduction in overall production capacity.  In addition to the higher prices we also experienced procurement delays for some steel components.  During the quarter increased cost of steel and production inefficiencies caused by steel procurement delays for steel and components having a high steel content resulted in lower gross profit of approximately $500,000 net of recovery through the introduction of steel surcharges on some of our aftermarket towing systems products.

Selling, administrative and product development expenses.  Selling, administrative and product development expenses for the first quarter of 2004 were $15.1 million, representing an increase of $2.7 million, or 21.7%, compared with selling, administrative and product development expenses of $12.4 million for the first quarter of 2003. This increase is primarily due to our higher sales, $1.1 million resulting from an increase in the average exchange rates between the U.S. dollar and the European Euro, increases in product development costs for SportRack in support of new OEM programs that are expected to be launched in 2004 and beyond, and the inclusion of management fees to Castle Harlan of $746,000 in the first quarter of 2004.

Amortization of intangible assets.  Amortization of intangible assets for the first quarter of 2004 was $2.1 million compared to $7,000 for the first quarter of 2004.  The increase in amortization primarily results from amortization related to intangible assets identified in the allocation of the Acquisition purchase price.

Operating income.  Our operating income for the first quarter of 2004 was $5.4 million, representing a decrease of $3.2 million, or 37.4%, compared to our operating income of $8.7 million for the first quarter of 2003. This decrease results from the increase in selling, administrative and product development expenses and increase in amortization of intangible assets, offset partially by the increase in gross profit.

Interest expense.  Interest expense for the first quarter of 2004 was $5.1 million, representing an increase of  $1.3 million, or 33.2%, compared to interest expense of $3.8 million for the first quarter of 2003.  The increase is due to the higher level of debt outstanding during the first quarter of 2004 resulting from our purchase of the Predecessor on April 15, 2003.

Foreign currency gain (loss).  We had a foreign currency loss for the first quarter of 2004 of $773,000 and our Predecessor had a foreign currency gain for the first quarter of 2003 of $3.6 million.  The foreign currency loss is primarily attributable to the U.S. dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro.  During the first quarter of 2004 the U.S. Dollar strengthened in comparison with the Euro resulting in the loss at Brink.  The intercompany indebtedness for our foreign subsidiaries other than Brink are deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.  Our Predecessor’s foreign currency gains and losses were primarily related to the intercompany indebtedness of our foreign subsidiaries including Brink.  During the first quarter of 2003 the U.S. dollar weakened significantly in relation to the Euro and the Canadian dollar resulting in the foreign currency gain recorded in that period.

Provision for income taxes. During the first quarter of 2004 we had a loss before income taxes of $389,000 and recorded an income tax benefit of $104,000.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. Prior to April 2003 our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, the Predecessor’s domestic taxable income accrued to the individual members.  Certain of the Company’s domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions. Effective on April 20, 2003 we filed an election for all our domestic subsidiaries to be treated as regular corporations and therefore they are now subject to federal income tax.  During the first quarter of 2003, the Predecessor had income before income taxes for its taxable subsidiaries totaling $5.1 million and recorded a provision for income taxes of $1.6 million.

Net income (loss).  We had a net loss of $285,000 for the first quarter of 2004 and our Predecessor had net income of $6.8 million for the first quarter of 2003.  The decrease in the first quarter of 2004 reflects lower operating income together with increased interest expense, the foreign currency loss for the first quarter of 2004 as compared to the foreign currency gain during the first quarter of 2003.  These were offset partially by the tax benefit during the first quarter of 2004 as compared to a tax provision for the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Our indebtedness at March 31, 2004 was $197.8 million including current maturities of $1.9 million.  We expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our revolving credit facilities.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	Company
	March 31, 2004	December 31, 2003
	(in thousands)
Working Capital	$86,020	$84,341

	Company	Predecessor
	Three months ended March 31, 2004	Three months ended March 31, 2003
	(in thousands)	(in thousands)
Cash flows provided by operating activities	$4,347	$1,635

Cash flows (used for) investing activities	$(2,645)	$(2,512)

Cash flows provided by (used for) financing activities	$(870)	$233

Working capital

Working capital increased by $1.7 million to $86.0 million at March 31, 2004 from $84.3 million at December 31, 2003 due primarily to an increase in accounts receivable of $10.3 million, an increase in inventories of $3.4 million, an increase in other current assets of $1.2 million, increase in cash of $1.4 million and a change in the net current deferred tax assets and liabilities of $1.9 million.  These increases were partially offset by increases in accounts payable and accrued liabilities of $8.5 million and $7.3 million, respectively.  Working capital was further reduced by $690,000 due to the effect of declining exchange rates between the U.S. dollar and both the European Euro and the Canadian dollar, which are the functional currencies of several of our foreign subsidiaries.

The increase in accounts receivable was attributable to the timing of payments from OEM customers and to increased sales levels in the first quarter of 2004 as compared with the fourth quarter of 2003.  Differences in sales levels between the two quarters are partly due to seasonal factors and increased sales to automotive OEMs.  Increases in accounts payable reflected increased purchasing activities to support the increased sales volume.  Inventory increased primarily for our aftermarket products to support seasonally higher sales for the period as compared with the period prior to December 31, 2003.  The increase in accrued expenses is primarily due to an increase in accrued interest on our $150 million of Senior Notes.

Operating Activities

Our operations provided $4.3 million in cash during the first quarter of 2004 and our Predecessor’s operations provided $1.6 million in cash for the first quarter of 2003.  The increase for 2004 is primarily due to a smaller increase in working capital excluding cash during the first quarter of 2004 as compared to the increase in working capital excluding cash for the first quarter of 2003.  A decrease in operating income partially offset this increase.

Investing Activities

Cash flow used for investing activities for the first quarter of 2004 and 2003 included acquisitions of property and equipment of $2.6 million and $2.5 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance.

Financing Activities

During the first quarter of 2004 financing cash flows included a reduction in the revolving line of credit of $390,000 and repayments under our term note and capital leases of $480,000.  During the first quarter of 2003 our Predecessor made $2.2 million in regularly scheduled principal payments on its term notes under its then existing credit facility, borrowed $1.9 million on its revolving facility, borrowed $722,000 under capital leases and made distributions to its members totaling $121,000.

Debt and Credit Sources

Our indebtedness was $197.8 million at March 31, 2004.  The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities.  As of March 31, 2004, we had borrowings under the revolving credit facilities totaling $17.3 million and had $31.3 million of available borrowing capacity.  Standby letters of credit totaling $2.9 million provided as security for our U.S. workers compensation program and $1.9 million providing security to a financial institution for foreign currency instruments reduced borrowing availability.  As of March 31, 2004, we were in compliance with the various covenants under the debt agreements pursuant to which we have borrowed or may borrow money.   Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the revolving credit facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

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

We conduct operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy.  Net sales from international operations during the first quarter of 2004 were approximately $34.6 million, or 35.8% of our net sales. At March 31, 2004, assets associated with these operations were approximately 35.0% of total assets, and we had indebtedness denominated in currencies other than the U.S. Dollar of approximately $22.1 million.

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

Currency contracts

We have significant operations in Europe where the functional currency is the Euro.  During 2003, the Euro strengthened considerably against the U.S. dollar and it is our objective to protect reported earnings from volatility in the euro/U.S. dollar exchange rates.  On February 12, 2004, when the Euro to the U.S. Dollar exchange rate was 1.28:1, we entered into a series of foreign currency forward exchange contracts related to the Euro (“Euro Collar”), each with a notional value of €3.0 million, which mature quarterly, as summarized below.  We provided a $1.9 million letter of credit in support of the foreign currency option contracts.  To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration.  For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations.  During the first quarter of 2004 we had unrealized gains on our foreign currency options totaling $145,000, which was included in other expense and three option contracts having zero value expired.

	Euro Collar Exchange Rates
	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
	(thousands)
June 30, 2004	€3,000	$1.200	$1.359	$1.400
September 30, 2004	€3,000	$1.200	$1.357	$1.400
December 31, 2004	€3,000	$1.200	$1.354	$1.400
March 31, 2005	€3,000	$1.200	$1.353	$—

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

In February 2004, we executed several foreign currency option contracts.  See “ – Managements Discussion and Analysis of Financial Condition and Results of Operations – Currency Contracts”.

Item 4.             Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

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

None

Item 3.             Defaults Upon Senior Securities

None

Item 4.             Submission of Matters to a Vote of Security-Holders

None

Item 5. Other Information

None

Item 6.             Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1	Executive Employment Agreement, dated March 12, 2004 between Ronald Gardhouse and CHAAS Holdings, LLC

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAAS ACQUISITIONS, LLC

Date: May 12, 2004	/s/ Ronald J. Gardhouse
Ronald J. Gardhouse
Chief Financial Officer
(Principal Financial Officer
and Authorized Signatory)

EXHIBIT INDEX

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