Form 10-Q
period 2004-09-30
CHAAS ACQUISITIONS LLC
filed 2004-11-12
CIK 1244041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2004

Membership Units	100

CHAAS ACQUISITIONS, LLC

INDEX

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Condensed Balance Sheets of the Company as of September 30, 2004 and as of December 31, 2003

Consolidated Condensed Statements of Operations of the Company for the three months and the nine months ended September 30, 2004, the three months ended September 30, 2003 and for the period from April 15, 2003 through September 30, 2003 and the Consolidated Condensed Statements of Operations for the Predecessor for the period January 1, 2003 through April 14, 2003

Consolidated Condensed Statements of Cash Flows for the Company for the nine months ended September 30, 2004 and the period April 15, 2003 through September 30, 2003 and the Consolidated Condensed Statements of Cash Flows for the Predecessor for the period January 1, 2003 through April 14, 2003

Consolidated Condensed Statement of Changes in Members’ Equity for the nine months ended September 30, 2004 for the Company

Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information and Signature

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security-Holders

Item 5.	Other Information

Item 6.	Exhibits

Signature

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED BALANCE SHEETS

As of September 30, 2004 and December 31, 2003

(Dollars in thousands)

	Company
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash	$8,829	$16,686
Accounts receivable, less reserves of $1,835 and $2,189, respectively	65,204	55,363
Inventories
Raw materials	23,081	19,039
Work-in-process	12,149	9,662
Finished goods	24,481	23,075
Reserves	(4,401)	(3,448)
Total inventories	55,310	48,328
Deferred income taxes	9,402	6,087
Other current assets	18,060	14,987
Total current assets	156,805	141,451
Property and equipment, net	71,852	73,795
Goodwill	39,596	39,596
Other intangible assets, net	103,103	110,156
Deferred income taxes	474	336
Other noncurrent assets	2,718	2,257
Total Assets	$374,548	$367,591

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,886	$1,909
Accounts payable	42,073	33,285
Accrued liabilities	31,097	21,328
Deferred income taxes	441	588
Total current liabilities	75,497	57,110

Noncurrent liabilities
Deferred income taxes	6,136	8,343
Other noncurrent liabilities	4,089	4,151
Long-term debt, less current maturities	189,184	196,905
Total noncurrent liabilities	199,409	209,399

Members’ equity
Units	100,900	100,900
Other comprehensive income	5,516	5,690
Accumulated deficit	(6,774)	(5,508)
Total Members’ Equity	99,642	101,082
Total Liabilities and Members’ Equity	$374,548	$367,591

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Company				Predecessor
	Three months ended September 30, 2004	Nine months ended September 30, 2004	Three months ended September 30, 2003	Period from April 15, 2003 through September 30, 2003	Period from January 1, 2003 through April 14, 2003

Net sales	$93,749	$298,726	$86,770	$171,000	$101,854
Cost of sales	74,961	232,354	65,750	128,825	76,508

Gross profit	18,788	66,372	21,020	42,175	25,346
Selling, administrative and Product development expenses	14,408	45,118	13,862	23,251	14,908
Stock option compensation	—	—	—	—	10,125
Transaction expenses	—	—	—	—	3,784
Amortization of intangible assets	2,045	6,209	208	208	11

Operating income (loss)	2,335	15,045	6,950	18,716	(3,482)

Other income (expense)
Interest expense	(5,456)	(16,040)	(5,590)	(9,114)	(4,772)
Loss resulting from debt extinguishment	—	—	(326)	(6,293)	—
Foreign currency gain (loss), net	478	(280)	—	2	3,240
Other income (expense)	29	(155)	61	132	(84)

Income (loss) before income taxes	(2,614)	(1,430)	1,095	3,443	(5,098)
Provision for income taxes	(647)	(164)	927	2,816	1,600
Net income (loss)	$(1,967)	$(1,266)	$168	$627	$(6,698)

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Company		Predecessor
	Nine months ended September 30, 2004	Period from April 15, 2003 through September 30, 2003	Period from January 1, 2003 through April 14, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,266)	$627	$(6,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,327	5,370	3,695
Stock option compensation	—	—	10,125
Loss resulting from debt extinguishment	—	6,293	—
Deferred taxes	(5,196)	550	(87)
Foreign currency (gain) loss	268	(2)	(3,061)
(Gain) loss on disposal of assets	206	(11)	68
Interest accretion on notes	1,024	—	—
Changes in assets and liabilities, net	(2,693)	(2,261)	(1,144)

Net cash provided by (used for) operating activities	8,670	10,566	2,898

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,266)	(5,510)	(2,512)
Proceeds from disposals of property & equipment	88	—	—
Acquisition of predecessor, net of cash acquired	—	(108,367)	—

Net cash (used for) investing activities	(8,178)	(113,877)	(2,512)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	347,533	—
Debt issuance costs	—	(13,302)	—
Net increase (decrease) in revolving loan	(7,044)	(8,903)	6,426
Repayment of debt	(1,282)	(328,767)	(2,218)
Issuance of membership units	—	100,900	—
Distributions to members	—	—	(121)
Net cash provided by (used for) financing activities	(8,326)	97,461	4,087

Effect of exchange rate changes	(23)	3,368	(296)
Net (decrease) increase in cash	(7,857)	(2,482)	4,177
Cash at beginning of period	16,686	6,830	2,653
Cash at end of period	$8,829	$4,348	$6,830

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the Nine Months Ended September 30, 2004

(Dollars in thousands)

(Unaudited)

	Company
	Members’ capital	Other comprehensive loss	Retained earnings	Total members’ equity

Balance at December 31, 2003	$100,900	$5,690	$(5,508)	$101,082
Currency translation adjustment	—	(174)	—	(174)
Net (loss)	—	—	(1266)	(1,266)
Balance at September 30, 2004	$100,900	$5,516	$(6,774)	$99,642

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 2004 and December 31, 2003 and the results of its and the Predecessor’s operations for the nine month and three month periods ended September 30, 2004 and 2003.

2.                                       COMPREHENSIVE INCOME

Comprehensive income (loss) for the Company and the Predecessor is as follows:

	Company				Predecessor
	Three months ended September 30, 2004	Nine months ended September 30, 2004	Three months ended September 30, 2003	Period from April 15, 2003 through September 30, 2003	Period from January 1, 2003 through April 14, 2003
Net income (loss)	$(1,967)	$(1,266)	$168	$627	$(6,698)
Change in the cumulative translation adjustment, net of tax	1,112	(174)	3,373	2,462	(424)
Comprehensive income (loss)	$(855)	$(1,440)	$3,541	$3,089	$(7,122)

3.                                       CURRENCY CONTRACTS

We have significant operations in Europe where the functional currency is the Euro.  During 2003, the Euro strengthened considerably against the U.S. dollar and it is our objective to protect reported earnings from volatility in the Euro/U.S. dollar exchange rates.  On February 12, 2004, when the Euro to the U.S. Dollar exchange rate was 1.28:1, we entered into a series of foreign currency forward option contracts related to the Euro (“Euro Collar”) which mature quarterly, as summarized below.  On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1, we entered into additional foreign currency option contracts also summarized below.  We provided a $1,900 letter of credit in support of the foreign currency option contracts.  To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration.  For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations.  We recorded an unrealized gain on our foreign currency options in the third quarter of 2004 of $215 and a loss of $80 for the nine months ended September 30, 2004.  These items were recorded in other income (expense).  Three options having zero value expired during the third quarter and nine options expired during the first nine months of 2004.

	Euro Collar Exchange Rates
Expiration Date	Contract Date	Notional Value	Purchased Put Option	Sold Call Option	Purchased Call Option
		(thousands)
December 31, 2004	February 12, 2004	€3,000	$1.200	$1.354	$1.400
March 31, 2005	February 12, 2004	€3,000	$1.200	$1.353	$—
June 28, 2005	May 12, 2004	€3,000	$1.150	$1.242	$1.300

4.                                       CONDENSED CONSOLIDATING INFORMATION

On May 23, 2003, the Company’s wholly-owned subsidiaries, Advanced Accessory Systems, LLC and AAS Capital Corporation, issued and sold 10¾% senior notes due 2011, (the “Senior Notes”).  The Senior Notes are guaranteed on a full, unconditional and joint and several basis by the Company and all of the Company’s direct and indirect wholly-owned domestic subsidiaries.  The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (the “Parent”), as if it accounted for its subsidiaries on the equity method, (ii) Advanced Accessory Systems, LLC and AAS Capital Corporation as issuers; (iii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, Valley Industries, LLC, AASA Holdings, LLC and ValTek, LLC; and (iv) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The operating results of the guarantor and non-guarantor subsidiaries have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary’s relative business activity, including interest on intercompany debt balances.  Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at September 30, 2004.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2004

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
ASSETS
Current assets
Cash	$16	$—	$5,393	$3,420	$—	$8,829
Accounts receivable	—	—	36,958	28,246	—	65,204
Inventories	—	—	22,849	32,461	—	55,310
Deferred income taxes and other current assets	23	9,100	14,567	3,772	—	27,462
Total current assets	39	9,100	79,767	67,899	—	156,805
Property and equipment, net	—	96	30,622	41,134	—	71,852
Goodwill	—	—	39,596	—	—	39,596
Other intangible assets, net	—	5,492	76,431	21,180	—	103,103
Deferred income taxes and other noncurrent assets	—	—	1,499	1,693	—	3,192
Investment in and advances to subsidiaries	128,825	247,816	13,666	238	(390,545)	—
Total assets	$128,864	$262,504	$241,581	$132,144	$(390,545)	$374,548

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$69	$1,817	$—	$1,886
Accounts payable	—	—	27,399	14,674	—	42,073
Accrued liabilities and deferred income taxes	—	5,472	8,994	17,072	—	31,538
Total current liabilities	—	5,472	36,462	33,563	—	75,497
Deferred income taxes and other noncurrent liabilities	—	—	6,163	4,062	—	10,225
Long-term debt, less current maturities	—	150,000	19,544	19,640	—	189,184
Intercompany debt	29,222	—	21,154	62,360	(112,736)	—
Members’ equity	99,642	107,032	158,258	12,519	(277,809)	99,642
Total liabilities and members’ equity	$128,864	$262,504	$241,581	$132,144	$(390,545)	$374,548

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
ASSETS
Current assets
Cash	$16	$—	$12,629	$4,041	$—	$16,686
Accounts receivable	—	—	33,142	22,221	—	55,363
Inventories	—	—	17,527	30,801	—	48,328
Deferred income taxes and other current assets	—	3,821	13,778	3,475	—	21,074
Total current assets	16	3,821	77,076	60,538	—	141,451
Property and equipment, net	—	—	29,476	44,319	—	73,795
Goodwill	—	—	39,596	—	—	39,596
Other intangible assets, net	—	6,069	81,617	22,470	—	110,156
Deferred income taxes and other noncurrent assets	—	33	888	1,643	29	2,593
Investment in and advances to subsidiaries	130,083	257,438	13,666	234	(401,421)	—
Total assets	$130,099	$267,361	$242,319	$129,204	$(401,392)	$367,591

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$85	$1,824	$—	$1,909
Accounts payable	—	—	21,938	11,347	—	33,285
Accrued liabilities and deferred income taxes	(14)	1,365	6,109	14,456	—	21,916
Total current liabilities	(14)	1,365	28,132	27,627	—	57,110
Deferred income taxes and other noncurrent liabilities	—	—	6,163	6,331	—	12,494
Long-term debt, less current maturities	150,000	28,710	18,195	—	196,905
Intercompany debt	29,213	—	25,195	67,921	(122,329)	—
Members’ equity	100,900	115,996	154,119	9,130	(279,063)	101,082
Total liabilities and members’ equity	$130,099	$267,361	$242,319	$129,204	$(401,392)	$367,591

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2004

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$58,712	$35,037	$—	$93,749
Cost of sales	—	—	49,588	25,373	—	74,961
Gross profit	—	—	9,124	9,664	—	18,788
Selling, administrative and product development expenses	—	1,101	5,928	7,379	—	14,408
Amortization of intangible assets	—	—	1,725	320	—	2,045
Operating income (loss)	—	(1,101)	1,471	1,965	—	2,335
Interest expense	—	3,746	602	1,108	—	5,456
Equity in income (loss) of subsidiaries	(1,967)	—	—	—	1,967	—
Foreign currency gain (loss), net	—	—	—	478	—	478
Other income (expense)	—	—	108	(79)	—	29
Income (loss) before income taxes	(1,967)	(4,847)	977	1,256	1,967	(2,614)
Provision (benefit) for income taxes	—	(1,696)	386	663	—	(647)
Net income (loss)	$(1,967)	$(3,151)	$591	$593	$1,967	$(1,967)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2004

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$185,067	$113,659	$—	$298,726
Cost of sales	—	—	152,526	79,828	—	232,354
Gross profit	—	—	32,541	33,831	—	66,372
Selling, administrative and product development expenses	—	3,384	18,666	23,068	—	45,118
Amortization of intangible assets	—	—	5,249	960	—	6,209
Operating income (loss)	—	(3,384)	8,626	9,803	—	15,045
Interest expense	—	10,406	1,843	3,791	—	16,040
Equity in income (loss) of subsidiaries	(1,266)	—	—	—	1,266	—
Foreign currency gain (loss)	—	—	—	(280)	—	(280)
Other income (expense)	—	—	(188)	33	—	(155)
Income (loss) before income taxes	(1,266)	(13,790)	6,595	5,765	1,266	(1,430)
Provision (benefit) for income taxes	—	(4,826)	(2,451)	(2,211)	—	(164)
Net income	$(1,266)	$(8,964)	$4,144	$3,554	$1,266	$(1,266)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$57,608	$29,162	$—	$86,770
Cost of sales	—	—	44,878	20,872	—	65,750
Gross profit	—	—	12,730	8,290	—	21,020
Selling, administrative and product development expenses	—	1,386	6,385	6,091	—	13,862
Amortization of Intangible Assets	—	—	208	—	—	208
Operating income (loss)	—	(1,386)	6,137	2,199	—	6,950
Interest expense	—	3,599	1,206	785	—	5,590
Loss resulting from debt extingushment	—	—	—	326	—	326
Equity in income (loss) of subsidiaries	168	—	—	—	(168)	—
Foreign currency gain (loss), net	—	—	—	—	—	—
Other income (expense)	—	—	(7)	68	—	61
Income before income taxes	168	(4,985)	4,924	1,156	(168)	1,095
Provision (benefit) for income taxes	—	(1,747)	1,723	951	—	927
Net income (loss)	$168	$(3,238)	$3,201	$205	$(168)	$168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the period from April 15, 2003 through September 30, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$108,383	$62,617	$—	$171,000
Cost of sales	—	—	84,197	44,628	—	128,825
Gross profit	—	—	24,186	17,989	—	42,175
Selling, administrative and product development expenses	—	1,197	9,868	12,186	—	23,251
Amortization of intangible assets	—	—	208	—	—	208
Operating income (loss)	—	(1,197)	14,110	5,803	—	18,716
Interest expense	715	5,653	1,492	1,254	—	9,114
Loss resulting from debt extingushment	550	—	4,060	1,683	—	6,293
Equity in income (loss) of subsidiaries	1,892	—	—	—	(1,892)	—
Foreign currency gain (loss), net	—	—	2	—	—	2
Other income (expense)	—	—	7	125	—	132
Income (loss) before income taxes	627	(6,850)	8,567	2,991	(1,892)	3,443
Provision (benefit) for income taxes	—	(2,400)	2,998	2,218	—	2,816
Net income (loss)	$627	$(4,450)	$5,569	$773	$(1,892)	$627

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period from January 1, 2003 through April 14, 2003

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$67,769	$34,085	$—	101,854
Cost of sales	—	52,853	23,655	—	76,508
Gross profit	—	14,916	10,430	—	25,346
Selling, administrative and product development expenses	(834)	8,331	7,411	—	14,908
Stock option compensation	10,125	—	—	—	10,125
Transaction expenses	3,784	3,784
Amortization of intangible assets	—	6	5	—	11
Operating income (loss)	(13,075)	6,579	3,014	—	(3,482)
Interest expense	3,495	93	1,184	—	4,772
Equity in income of subsidiaries	9,872	—	—	(9,872)	—
Foreign currency gain, net	—	3	3,237	—	3,240
Other income (expense)	—	(27)	(57)	—	(84)
Income (loss) before income taxes	(6,698)	6,462	5,010	(9,872)	(5,098)
Provision for income taxes	—	—	1,600	—	1,600
Net income (loss)	$(6,698)	$6,462	$3,410	$(9,872)	$(6,698)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$(9)	$(9,526)	$12,571	$5,634	$—	$8,670

Cash flows from investing activities:
Acquisition of property and equipment	—	(96)	(5,651)	(2,519)	—	(8,266)
Proceeds from Disposals	—	—	88	—	—	88

Net cash used for investing activities	—	(96)	(5,563)	(2,519)	—	(8,178)

Cash flows from financing activities:
Change in intercompany debt	9	9,622	(4,039)	(5,592)	—	—
Net increase (decrease) in revolving loan	—	—	(10,127)	3,083	—	(7,044)
Repayment of debt	—	—	(78)	1,204	—	(1,282)
Net cash provided by (used for) financing activities	9	9,622	(14,244)	(3,713)	—	(8,326)

Effect of exchange rate changes	—	—	—	(23)	—	(23)
Net increase (decrease) in cash	—	—	(7,236)	(621)	—	(7,857)
Cash at beginning of period	16	—	12,629	4,041	—	16,686
Cash at end of period	$16	$—	$5,393	$3,420	$—	$8,829

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from April 15, 2003 through September 30, 2003

	Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$(215)	$(7,405)	$12,593	$5,593	$—	$10,556

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(108,367)	—	—	—	—	(108,367)
Acquisition of property and equipment	—	—	(3,306)	(2,204)	—	(5,510)
Net cash used for investing activities	(108,367)	—	(3,306)	(2,204)	—	(113,877)

Cash flows from financing activities:
Change in intercompany debt	8,248	817	7,641	(16,706)	—	—
Proceeds from issuance of debt	55,000	150,000	88,916	53,617	—	347,533
Debt issuance costs	(550)	(6,595)	(4,377)	(1,780)	—	(13,302)
Net decrease in revolving loan	—	—	(8,416)	(487)	—	(8,903)
Repayment of debt	(55,000)	(140,000)	(92,256)	(41,511)	—	(328,767)
Issuance of membership units	100,900	—	—	—	—	100,900
Net cash provided by (used for) financing activities	108,598	4,222	(8,492)	(6,867)	—	97,461

Effect of exchange rate changes	—	—	—	3,368	—	3,368
Net increase (decrease) in cash	16	(3,183)	795	(110)	—	(2,482)
Cash at beginning of period	—	4,056	83	2,691	—	6,830
Cash at end of period	$16	$873	$878	$2,581	$—	$4,348

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the period from January 1, 2003 through April 14, 2003

	Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$(6,163)	$5,750	$3,311	$—	$2,898
Cash flows from investing activities:
Acquisition of property and equipment	—	(1,222)	(1,290)	—	(2,512)
Net cash used for investing activities	—	(1,222)	(1,290)	—	(2,512)

Cash flows from financing activities:
Change in intercompany debt	3,474	(4,495)	1,021	—	—
Net increase in revolving loan	6,426	—	—	—	6,426
Repayment of debt	—	(27)	(2,191)	—	(2,218)
Distributions to members	(121)	—	—	—	(121)
Net cash provided by (used for) financing activities	9,779	(4,522)	(1,170)	—	4,087

Effect of exchange rate changes	—	—	(296)	—	(296)
Net increase (decrease) in cash	3,616	6	555	—	4,177
Cash at beginning of period	440	77	2,136	—	2,653
Cash at end of period	$4,056	$83	$2,691	$—	$6,830

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

OVERVIEW

We are one of the world’s largest designers and manufacturers of exterior accessories for the automotive original equipment manufacturers (“OEM”) market and after market.  We design and manufacture a wide array of both rack systems and towing systems and related accessories.  Our broad offering of rack systems includes fixed and detachable racks, roof boxes and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards, and sailboards.  Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins.  Our products are sold as standard accessories or options for a variety of light vehicles.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

Net sales. Net sales for the third quarter of 2004 were $93.7 million, representing an increase of $6.9 million, or 8.0%, compared with net sales of $86.8 million for the third quarter of 2003.  This increase includes approximately $2.2 million due to the increase of the average exchange rates between the U.S. dollar and the currencies used by our foreign subsidiaries, primarily in Europe.  The balance of the increase in net sales reflects an increase in sales to our OEM customers of approximately $722,000, an increase of approximately $2.5 million representing revenue from surcharges for steel imposed primarily on products sold to aftermarket customers and other increases in aftermarket sales of $1.5 million.  Sales to OEM customers were higher due to new program launches for SportRack in Europe and for Valley in North America.

Gross profit. Gross profit for the third quarter of 2004 was $18.8 million, which represents a decrease of $2.2 million, or 10.6%, compared with gross profit of $21.0 for the third quarter of 2003.  Gross profit as a percentage of net sales was 20.0% for the third quarter of 2004 and was 24.2% for the third quarter of 2003.  The decrease in gross profit and gross margin percentage reflects higher costs for steel and aluminum, price decreases to our OEM customers and higher rent expense.  The price of steel remained high during the third quarter of 2004 due to several factors including increased demand for steel products from China, the weakened U.S. Dollar, the consolidation of the steel producing industry and a reduction in overall production capacity. During the quarter, increased cost of steel resulted in lower gross profit of approximately $736,000 net of recovery through the introduction of steel surcharges on some of our aftermarket towing systems products. In order to secure future business with certain of our OEM customers we granted price decreases on several products.  These reduced prices totaled approximately $1.6 million during the third quarter.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the third quarter of 2004 were $14.4 million representing an increase of $546,000, or 3.9%, compared with selling, administrative and product development expenses of $13.9 million for the third quarter of 2003.  This increase is primarily due to higher selling expenses at Brink, which includes the effect of a weaker U.S. dollar exchange rate against the Euro, and higher corporate expenses.

Amortization of intangible assets.  Amortization of intangible assets for the third quarter of 2004 was $2.0 million representing an increase of $1.8 million compared with amortization of intangible assets of $208,000 for the third quarter of 2003.  The increase in amortization results from amortization of intangible assets identified in the allocation of the Acquisition purchase price over their respective economic lives.

Operating income. Our operating income for the third quarter of 2004 was $2.3 million representing a decrease of $4.6 million, or 66.4%, compared with operating income of $7.0 million for the third quarter of 2003.  The decrease resulted from decreased gross profit, increased amortization of intangible assets and increased selling, administrative and product development expenses.

Interest expense.  Interest expense for the third quarter of 2004 was $5.5 million representing a decrease of $134,000, or 2.4%, compared with interest expense of $5.6 million for the third quarter of 2003.  This decrease reflects the slightly lower level of debt outstanding during the third quarter of 2004 relative to the third quarter of 2003.

Foreign currency gain (loss). We had a foreign currency gain in the third quarter of 2004 of $478,000 compared to no foreign currency gain or loss in the third quarter of 2003.  This gain is primarily attributable to the U.S. dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro.  During the third quarter of 2004 the U.S. Dollar weakened in comparison with the Euro.  The intercompany indebtedness for our foreign subsidiaries other than Brink are deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.  Our Predecessor’s foreign currency gains and losses were primarily related to the intercompany indebtedness of our foreign subsidiaries including Brink.

Provision for income taxes. During the third quarter of 2004 we recorded a loss before income taxes of $2.6 million and recorded an income tax benefit of $647,000.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. Prior to April 2003 our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, the Predecessor’s domestic taxable income accrued to the individual members.  Certain of the Company’s domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions. Effective on April 20, 2003 we filed an election for all our domestic subsidiaries to be treated as regular corporations and therefore they are now subject to federal income tax.  During the third quarter of 2003 we had net income before taxes of $1.1 million and recorded a provision of $927,000.

Net income (loss).  We recorded a net loss of $2.0 million in the third quarter of 2004 and net income of $168,000 in the third quarter of 2003. The decrease of $2.1 million is primarily due to lower operating income in 2004 compared to 2003.  This was partially offset by the loss resulting from debt extinguishment in 2003 and the foreign currency gain and the tax benefit in 2004 compared to the provision for income taxes in 2003.

Nine Months Ended September 30, 2004 for the Company Compared to the Period April 15, 2003 through September 30, 2003 for the Company and the Period from January 1, 2003 through April 14, 2003 for the Predecessor.

Net sales. Net sales for the first nine months of 2004 were $298.7 million.  Net sales for the period from April 15, 2003 through September 30, 2003 and for the period from January 1, 2003 through April 14, 2003 were $171.0 million and $101.9 million respectively.  This increase of  $25.9 million, or 9.5%, includes approximately $8.3 million due to the increase of the average exchange rates between the U.S. dollar and the currencies used by our foreign subsidiaries, primarily in Europe.  The balance of the increase in net sales reflects an increase in sales to our OEM customers of approximately $10.5 million, an increase of approximately $3.1 million in sales to our automotive aftermarket customers and an increase of approximately $4.4 million representing revenue from surcharges for steel imposed primarily on products sold to aftermarket customers.  Sales to OEM customers were higher due to new program launches for SportRack in Europe and for Valley in North America.  These increases were partially offset by decreased prices and lower volumes on existing programs. Aftermarket sales were slightly higher in the hitch (Valley) and accessory (SportRack) product lines in North America.

Gross profit. Gross profit for the first nine months of 2004 was $66.4 million.  Gross profit for the period from April 15, 2003 through September 30, 2003 and for the period from January 1, 2003 through April 14, 2003 was $42.2 million and $25.3 million, respectively.  This decrease of $1.1 million resulted from a decrease in the gross profit percentage partially offset by higher net sales.  Gross profit as a percentage of net sales was 22.2% for the first nine months of 2004, 24.7% for the period from April 15, 2003 through September 30, 2003 and 24.9% for the period from January 1, 2003 through April 14, 2003. The decreased gross margin percentage reflects higher costs for steel and aluminum, price decreases to our OEM customers and higher rent expense. The price of steel increased dramatically during the first three quarters of 2004 due primarily to several factors including increased demand for steel products from China, the consolidation of the steel producing industry and a reduction in overall production capacity.  In addition to the higher prices we also experienced delays in procurement of some steel components.  During the first nine months of 2004 increased cost of steel resulted in lower gross profit of approximately $3.1 million net of recovery through the introduction of steel surcharges on some of our aftermarket towing systems products.  In order to secure future business with certain of our OEM customers we granted price decreases on several products.  These reduced prices totaled approximately $2.4 million during the first nine months. Gross profit was further reduced by approximately $900,000 in increased rent expense for two manufacturing facilities that were included in a sale and leaseback transaction during the fourth quarter of 2003.

Selling, administrative and product development expenses.  Selling, administrative and product development expenses for the first nine months of 2004 were $45.1 million.  Selling, administrative and product development expenses for the period from April 15, 2003 through September 30, 2003 and from the period from January 1, 2003 through April 14, 2003 were $23.3 million and $14.9 million, respectively.  This increase of $6.9 million, or 18.2% is primarily due to higher administrative expenses of $2.1 million, higher selling expenses of $1.1 million, $1.7 million resulting from an increase in the average exchange rates between the U.S. dollar and the Euro, the inclusion of management fees to Castle Harlan since April 15, 2003 which resulted in a net increase of $870,000 in 2004 and $590,000 in increased product development costs.

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

Amortization of intangible assets.  Amortization of intangible assets was $6.2 million for the first nine months of 2004.  Amortization of intangible assets for the period from April 15, 2003 through September 30, 2003 and from the period from January 1, 2003 through April 14, 2003 was $208,000 and $11,000, respectively.  The increase in amortization primarily results from amortization related to intangible assets identified in the allocation of the Acquisition purchase price.

Operating income.  Our operating income was $15.0 million for the first nine months of 2004 and $18.7 million for the period form April 15, 2003 through September 30, 2003.  We had an operating loss for the period from January 1, 2003 through April 14, 2003 of  $3.5 million.  This decrease of $189,000 resulted from an increase in amortization of intangible assets, decreased gross profit and increased selling, administrative and product development expenses in 2004.  These were partially offset by stock option compensation and transaction expenses of $10.1 million and $3.8 million, respectively, that were incurred in 2003.

Interest expense.  Interest expense for the first nine months of 2004 was $16.0 million.  Interest expense for the period from April 15, 2003 through September 30, 2003 and for the period from January 1, 2003 through April 14, 2003 was $9.1 million and $4.8 million, respectively.  This increase of  $2.2 million, or 15.5% is due to the higher level of debt outstanding resulting from our purchase of the Predecessor on April 15, 2003.

Loss resulting from debt extinguishment.  On May 23, 2003, our subsidiaries issued $150 million of our 10¾% Senior Notes due 2011, the proceeds of which were used to repay a senior subordinated bridge note and a portion of our credit facility (see — “Debt and Credit Sources” below).  As a result we incurred an extinguishment loss of $6.3 million.

Foreign currency gain (loss). We had a foreign currency loss for the first nine months of 2004 of $280,000.  We had foreign currency gains during the period from April 15, 2003 through September 30, 2003 and the period from January 1, 2003 through April 14, 2003, of $2,000 and $3.2 million, respectively. The foreign currency loss is primarily attributable to the U.S. dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro.  During the first nine months of 2004 the U.S. Dollar at first strengthened in comparison with the Euro and then weakened, resulting in a small net strengthening for the period.  The intercompany indebtedness for our foreign subsidiaries other than Brink is deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.  Our Predecessor’s foreign currency gains and losses were primarily related to the intercompany indebtedness of our foreign subsidiaries including Brink.  During the period from April 15, 2003 through September 30, 2003 and the period from January 1, 2003 through April 14, 2003 the U.S. dollar weakened in relation to the Euro and the Canadian dollar resulting in the foreign currency gain recorded in those periods.

Provision for income taxes. During the first nine months of 2004 we had a loss before income taxes of $1.4 million and recorded an income tax benefit of $164,000.  The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. Prior to April 2003 our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes.  As a result of this election, the Predecessor’s domestic taxable income accrued to the individual members.  Certain of the Company’s domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions. Effective on April 20, 2003 we filed an election for all our domestic subsidiaries to be treated as regular corporations and therefore they are now subject to federal income tax. During the period from April 15, 2003 through September 30, 2003 we had net income before taxes of $3.4 million and recorded a provision of $2.8 million.  During the period from January 1, 2003 through April 15, 2003 we had a loss before income taxes of $5.1 million and recorded a provision for income taxes of $1.6 million.

Net income (loss).  We had net loss of $1.3 million for the first nine months of 2004, net income of $627,000 for the period from April 15, 2003 through September 30, 2003 and a net loss of $6.7 million for the period from January 1, 2003 through April 14, 2003. The increase of $4.8 million is due to higher operating income in 2004, the loss resulting from debt extinguishment in 2003 and the tax benefit in 2004 relative to the tax expense in 2003.  These were partially offset by higher interest expense in 2004 and the foreign currency loss in 2004 as compared with a foreign currency gain in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Our indebtedness at September 30, 2004 was $191.1 million including current maturities of $1.9 million.  We expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our revolving credit facilities.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	Company
	September 30, 2004	December 31, 2003
	(in thousands)

Working Capital	$81,308	$84,341

	Company		Predecessor
	Nine months ended September 30, 2004	Period from April 15, 2003 through September 30, 2003	Period from January 1, 2003 through April 14, 2003
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$8,670	$10,566	$2,898
Cash flows (used for) investing activities	$(8,178)	$(113,877)	$(2,512)
Cash flows provided by (used for) financing activities	$(8,326)	$97,461	$4,087

Working capital

Working capital decreased by $3.0 million to $81.3 million at September 30, 2004 from $84.3 million at December 31, 2003.  This is due primarily to a decrease in cash of $7.9 million, an increase in accounts payable of $8.7 million and an increase in other current liabilities of $9.9 million. These increases were partially offset by an increase in accounts receivable of $9.7 million, an increase in inventories of $7.0 million, an increase in deferred tax assets of $3.3 million and an increase in other current assets of $3.0 million.

Increases in accounts payable reflected increased purchasing activities to support the increased sales volume.   The increase in accrued expenses is primarily due to an increase in accrued interest on our $150 million of Senior Notes.  The increase in accounts receivable was attributable to the timing of payments from OEM customers and to increased sales levels in the third quarter of 2004 as compared with the fourth quarter 2003.  Inventory increased primarily for our aftermarket products to support seasonally higher sales for the period as compared with the period prior to December 31, 2003. Differences in sales levels between the two periods are primarily due to increased sales to automotive OEMs and seasonal sales levels of our aftermarket products.  Our aftermarket products have higher sales in the second and third quarters and lower sales in the fourth and first quarters.

Operating Activities

Our operations provided $8.7 million in cash during the first nine months of 2004 compared to $10.6 million for the period April 15, 2003 through September 30, 2003 and $2.9 million for the period January 1, 2003 through April 14, 2003.  The decrease of $4.8 million is primarily due to decreased net income before depreciation and amortization and before expenses for stock option compensation and debt extinguishment of $15.1 million during the first nine months of 2004 as compared to $19.4 million in the first nine months of 2003 and an increase in deferred tax assets in 2004 of $5.7 million.  These uses are primarily offset by a foreign currency loss in the first nine months of 2004 of $268,000 compared to a gain in the first nine months of 2003 of $3.1 million and a smaller increase in working capital excluding cash for the same periods.

Investing Activities

Cash flow used for investing activities for the first nine months of 2004 and 2003 included acquisitions of property and equipment of $8.3 million and $8.0 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance.  Cash flows used for investing activities for the first nine months of 2003 also included the Acquisition totaling $108.4 million.

Financing Activities

During the first nine months of 2004 financing cash flows included a reduction in borrowings under the revolving line of credit of $7.0 million and repayment of debt of $1.3 million.

During the period from April 15, 2003 through September 30, 2003 financing cash flows included the proceeds from the issuance of membership units totaling $100.9 million and proceeds from borrowing related to our purchase of the Predecessor on April 15, 2003, including $106.0 million borrowed under a new credit facility, a $55.0 million convertible senior subordinated bridge note and a $10.0 subordinated promissory note issued by the sellers of Advanced Accessory Systems, LLC (see “Debt and Credit Sources” below).   A portion of these proceeds were used to pay debt issuance costs and pay a portion of our Predecessor’s indebtedness, including all amounts due under its then existing credit facility.  On May 23, 2003 we sold $150.0 million of our Senior Notes due 2011 which proceeds were used to refinance the convertible senior subordinated note and a portion of loans under the new credit facility.   We also borrowed an additional $2.3 million under our revolving loans.

During the period from January 1, 2003 through April 14, 2003 our Predecessor made $2.2 million in regularly scheduled principal payments on its term notes under its then existing credit facility, borrowed $6.4 million on its revolving facility and made distributions to its members totaling $121 thousand.

Debt and Credit Sources

Our indebtedness at September 30, 2004 was $191.1 million.  We expect that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities.  As of September 30, 2004, we had borrowings under the revolving credit facilities totaling $10.6 million and had $38.1 million of available borrowing capacity.  Standby letters of credit totaling $2.9 million provided as security for our U.S. workers compensation program and $1.9 million providing security to a financial institution for foreign currency instruments reduced borrowing availability.  As of September 30, 2004, we were in compliance with the various covenants under the debt agreements pursuant to which we have borrowed or may borrow money.

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

International Operations

We conduct operations in several foreign countries including Canada, the Czech Republic, Denmark, France, Germany, Italy, The Netherlands, Poland, Spain, Sweden and the United Kingdom.  Net sales from international operations during the first three quarters of 2004 were $113.7 million, or 38.0% of our net sales. At September 30, 2004, assets associated with these operations were approximately 35.3% of total assets, and we had indebtedness denominated in currencies other than the U.S. Dollar of approximately $21.5 million.

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

Currency contracts

We have significant operations in Europe where the functional currency is the Euro.  By the end of 2003 the Euro strengthened considerably against the U.S. dollar and it is our objective to protect reported earnings from volatility in the Euro/U.S. dollar exchange rates.  On February 12, 2004, when the Euro to the U.S. Dollar exchange rate was 1.28:1, we entered into a series of foreign currency forward option contracts related to the Euro (“Euro Collar”), which mature quarterly on a staggered basis, as summarized below.  On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1, we entered into additional foreign currency option contracts also summarized below.  We provided a $1.9 million letter of credit in support of the foreign currency option contracts.  To the extent that the quarter end exchange rate falls between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts will result in offsetting foreign currency gains and losses upon expiration.  For each reporting period we record the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses are recorded in the statement of operations.  We recorded an unrealized gain on our foreign currency options in the third quarter of 2004 of $215,000 and a loss of $80,000 for the nine months ended September 30, 2004.  These items were recorded in other income (expense).  Three options having zero value expired during the third quarter and nine options expired during the first nine months of 2004.

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

Item 4.             Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION AND SIGNATURE

Item 1.             Legal Proceedings

From time to time, we are subject to routine legal proceedings incidental to the operation of our business.  The outcome of any threatened or pending proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts.  The Company maintains insurance coverage against claims in an amount that it believes to be adequate.

Item 2.             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Security

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

CHAAS ACQUISITIONS, LLC

Date: November 12, 2004	/s/ Ronald J. Gardhouse
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