Form 10-Q
period 2005-06-30
CHAAS ACQUISITIONS LLC
filed 2005-08-15
CIK 1244041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes	☒	No	☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2005
Membership Units	100

CHAAS ACQUISITIONS, LLC

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets
Cash	$5,713	$14,747
Accounts receivable, less reserves
of $1,918 and $2,078, respectively	82,479	61,745
Inventories
Raw materials	24,636	25,400
Work-in-process	11,418	12,382
Finished goods	26,613	28,937
Reserves	(4,896)	(5,325)
Total inventories	57,771	61,394
Other current assets	13,636	13,976
Total current assets	159,599	151,862
Property and equipment, net	69,612	75,113
Goodwill	39,061	39,061
Other intangible assets, net	96,192	102,835
Deferred income taxes	1,225	1,047
Other noncurrent assets	8,643	8,064
Total Assets	$374,332	$377,982

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,386	$3,068
Accounts payable	48,435	46,664
Accrued liabilities	24,274	22,951
Deferred income taxes	1,677	1,876
Total current liabilities	77,772	74,559
Noncurrent liabilities
Deferred income taxes	6,302	7,203
Other noncurrent liabilities	5,409	4,276
Long-term debt, less current maturities	205,221	202,179
Total noncurrent liabilities	216,932	213,658
Members’ equity
Units	100,900	100,900
Other comprehensive income	4,751	8,549
Accumulated deficit	(26,023)	(19,684)
Total Members’ Equity	79,628	89,765
Total Liabilities and Members’ Equity	$374,332	$377,982

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$128,422	$108,346	$239,692	$204,977
Cost of sales	101,899	83,329	193,393	157,393
Gross profit	26,523	25,017	46,299	47,584
Selling, administrative and product development expenses	16,545	15,625	33,130	30,710
Amortization of intangible assets	2,056	2,113	4,122	4,164
Operating income	7,922	7,279	9,047	12,710
Other expense
Interest expense	(5,254)	(5,481)	(10,937)	(10,584)
Foreign currency gain (loss), net	(2,197)	(424)	(3,528)	(1,052)
Other income (expense)	82	199	72	110
Income (loss) before income taxes	553	1,573	(5,346)	1,184
Provision for income taxes	1,017	587	993	483
Net income (loss)	$(464)	$986	$(6,339)	$701

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,339)	$701
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
Depreciation and amortization	12,604	10,810
Deferred taxes	(671)	(3,590)
Foreign currency (gain) loss	3,478	166
Loss on disposal of assets	8	123
Interest accretion on notes	689	682
Changes in assets and liabilities, net:
Accounts receivable	(23,718)	(20,386)
Inventories	5	(3,597)
Other current assets	(3,341)	(1,070)
Other noncurrent assets	4,057	(255)
Accounts payable	3,876	12,263
Accrued liabilities	3,288	5,142
Other noncurrent liabilities	(572)	(41)
Net cash provided by (used for) operating activities	(6,636)	948

CASH FLOWS USED FOR INVESTING ACTIVITIES:

Acquisition of property and equipment	(6,766)	(6,076)
Net cash used for investing activities	(6,766)	(6,076)

CASH FLOWS USED FOR FINANCING ACTIVITIES:

Net increase (decrease) in revolving loan	6,182	(769)
Repayment of debt	(1,045)	(947)
Net cash provided by (used for) financing activities	5,137	(1,716)

Effect of exchange rate changes	(769)	475
Net (decrease) increase in cash	(9,034)	(6,369)
Cash at beginning of period	14,747	16,686
Cash at end of period	$5,713	$10,317

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the Six Months Ended June 30, 2005
(Dollars in thousands)
(Unaudited)

		Other		Total
	Members’	comprehensive	Accumulated	members’
	capital	income (loss)	deficit	equity

Balance at December 31, 2004	$100,900	$8,549	$(19,684)	$89,765
Currency translation adjustment	—	(3,798)		(3,798)
Net loss			(6,339)	(6,339)
Balance at June 30, 2005	$100,900	$4,751	$(26,023)	$79,628

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. BASIS OF PRESENTATION

On April 15, 2003, substantially all of the equity interests of the Advanced Accessory Systems, LLC (åthe Predecessoræ) were acquired by Castle Harlan Partners IV, L.P. ("the Acquisition"), a private equity investment fund organized and managed by Castle Harlan Inc., a private New York based equity firm. CHAAS Holdings, LLC ("CHAAS Holdings") was formed in April 2003 in connection with the Acquisition and was the direct parent of CHAAS Acquisitions, LLC ("CHAAS Acquisitions" or "the Company") which was also formed pursuant to the Acquisition.

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2005 and December 31, 2004 and the results of its operations for the three and six months ended June 30, 2005 and 2004. The Company has reclassified certain prior year amounts to conform to the presentation of our current consolidated financial statements.

2.	COMPREHENSIVE LOSS

Comprehensive loss for the Company is as follows:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net loss	$(464)	$986	$(6,339)	$701
Change in the cumulative translation adjustment, net of tax	(2,108)	(301)	(3,798)	(1,286)
Comprehensive loss	$(2,572)	$685	$(10,137)	$(585)

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3.	CURRENCY CONTRACTS

The Company has significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, the Company entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, the Company entered into additional foreign currency option contracts. The Company provided a $1,900 letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period, the Company recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. For the three and six months ended June 30, 2005 and 2004 the Company recorded unrealized gains (losses) on foreign currency options in the amounts of $26, $164, ($440) and ($295), respectively. The final three option contracts expired during the second quarter of 2005 and five options expired during the first six months of 2005. Three option contracts expired during the second quarter of 2004 and six option contracts expired during the first six months of 2004.

One of the options that expired in the second quarter of 2005 was the sale of a call option and was based on the average exchange rate of the period for which the option was active. The option expired in the money, requiring us to make a payment of $0.1 million. This amount was accrued at June 30, 2005 and was paid subsequent to that date.

Because of the expiration of the option contracts, the $1,900 letter of credit described above expired during the second quarter of 2005.

4. GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $39,061 at June 30, 2005 and December 31, 2004. A summary of intangible assets identified by the Company in the allocation of the April 15, 2003 purchase consideration follows:

	Customer Contracts	Customer Relationships	Technology	Intangible Pension Asset	Tradename / Trademark	Deferred Financing Costs	Total

Amortization period in years	8 - 10	18 - 21	10	15	Indefinite

Balance at December 31, 2004	$35,475	$34,206	$14,992	$514	$11,477	$ 6,171	$102,835
Additions	—	—	15	—	—	—	15
Foreign currency translation	(152)	(1,428)	(30)	—	(339)	(55)	(2,004)
Amortization	(2,059)	(1,151)	(900)	—	—	(544)	(4,654)

Balance at June 30, 2005	$33,264	$31,627	$14,077	$514	$11,138	$5,572	$96,192

Amortization expense of identifiable intangible assets for the three and six months ended June 30, 2005 was $2,321 and $4,654, respectively.

5.	CONDENSED CONSOLIDATING INFORMATION

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

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (the "Parent"), as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 as if it accounted for its subsidiaries on the equity method, (ii) Advanced Accessory Systems, LLC and AAS Capital Corporation as issuers; (iii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, Valley Industries, LLC, AASA Holdings, LLC and ValTek, LLC; and (iv) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
ASSETS
Current assets
Cash	$16	$—	$1,594	$4,103	$—	$5,713
Accounts receivable	—	—	46,410	36,069	—	82,479
Inventories	—	—	22,560	35,211	—	57,771
Other current assets	—	633	9,417	3,586	—	13,636
Total current assets	16	633	79,981	78,969	—	159,599
Property and equipment, net	—	143	32,354	37,115	—	69,612
Goodwill	—	—	39,061	—	—	39,061
Other intangible assets, net	—	4,881	71,493	19,818	—	96,192
Deferred income taxes and other noncurrent assets	—	7,064	386	2,418	—	9,868
Investment in and advances to subsidiaries	104,635	228,965	13,993	245	(347,838)	—
Total assets	$104,651	$241,686	$237,268	$138,565	$(347,838)	$374,332
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$61	$3,325	$—	$3,386
Accounts payable	—	—	29,440	18,995	—	48,435
Accrued liabilities and deferred income taxes	—	1,295	7,245	17,411	—	25,951
Total current liabilities	—	1,295	36,746	39,731	—	77,772
Deferred income taxes and other noncurrent liabilities	—	2,348	329	9,034	—	11,711
Long-term debt, less current maturities	—	150,000	36,704	18,517	—	205,221
Intercompany debt	25,023	—	6,172	62,661	(93,856)	—
Members’ equity	79,628	88,043	157,317	8,622	(253,982)	79,628
Total liabilities and members’ equity	$104,651	$241,686	$237,268	$138,565	$(347,838)	$374,332

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
ASSETS
Current assets
Cash	$16	$—	$5,466	$9,265	$—	$14,747
Accounts receivable	—	—	37,296	24,449	—	61,745
Inventories	—	—	22,834	38,560	—	61,394
Other current assets	23	663	10,879	2,411	—	13,976
Total current assets	39	663	76,475	74,685	—	151,862
Property and equipment, net	—	133	31,084	43,896	—	75,113
Goodwill	—	—	39,061	—	—	39,061
Other intangible assets, net	—	5,288	74,980	22,567	—	102,835
Deferred income taxes and other noncurrent assets	4,199	6,074	(4,396)	3,205	29	9,111
Investment in and advances to subsidiaries	114,749	239,156	13,682	250	(367,837)	—
Total assets	$118,987	$251,314	$230,886	$144,603	$(367,808)	$377,982
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$61	$3,007	$—	$3,068
Accounts payable	—	—	27,385	19,279	—	46,664
Accrued liabilities and deferred income taxes	—	1,297	6,551	16,979	—	24,827
Total current liabilities	—	1,297	33,997	39,265	—	74,559
Deferred income taxes and other noncurrent liabilities	—	2,348	(1,157)	10,288	—	11,479
Long-term debt, less current maturities	—	150,000	32,260	19,919	—	202,179
Intercompany debt	29,222	—	9,879	64,946	(104,047)	—
Members’ equity	89,765	97,669	155,907	10,185	(263,761)	89,765
Total liabilities and members’ equity	$118,987	$251,314	$230,886	$144,603	$(367,808)	$377,982

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$77,209	$51,213	$—	$128,422
Cost of sales	—	—	65,968	35,931	—	101,899
Gross profit	—	—	11,241	15,282	—	26,523
Selling, administrative and product development expenses	—	1,353	6,591	8,601	—	16,545
Amortization of intangible assets	—	—	1,725	331	—	2,056
Operating income (loss)	—	(1,353)	2,925	6,350	—	7,922
Interest expense	—	(3,380)	(826)	(1,048)	—	(5,254)
Equity in income (loss) of subsidiaries	(441)	—	—	—	441	—
Foreign currency gain (loss), net	—	26	—	(2,223)	—	(2,197)
Other income (expense)	(23)	—	41	64	—	82
Income (loss) before income taxes	(464)	(4,707)	2,140	3,143	441	553
Provision (benefit) for income taxes	—	—	(3)	1,020	—	1,017
Net income (loss)	$(464)	$(4,707)	$2,143	$2,123	$441	$(464)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2004

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$64,327	$44,019	$—	$108,346
Cost of sales	—	—	52,987	30,342	—	83,329
Gross profit	—	—	11,340	13,677	—	25,017
Selling, administrative and product development expenses	—	896	6,464	8,265	—	15,625
Amortization of intangible assets	—	—	1,799	314	—	2,113
Operating income (loss)	—	(896)	3,077	5,098	—	7,279
Interest expense	—	(2,742)	(657)	(2,082)	—	(5,481)
Equity in income (loss) of subsidiaries	986	—	—	—	(986)	—
Foreign currency gain (loss), net	—	—	—	(424)	—	(424)
Other income (expense)	—	—	(205)	404	—	199
Income (loss) before income taxes	986	(3,638)	2,215	2,996	(986)	1,573
Provision (benefit) for income taxes	—	(1,273)	829	1,031	—	587
Net income (loss)	$986	$(2,365)	$1,386	$1,965	$(986)	$986

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$147,495	$92,197	$—	$239,692
Cost of sales	—	—	127,874	65,519	—	193,393
Gross profit	—	—	19,621	26,678	—	46,299
Selling, administrative and product development expenses	—	3,019	13,209	16,902	—	33,130
Amortization of intangible assets	—	—	3,450	672	—	4,122
Operating income (loss)	—	(3,019)	2,962	9,104	—	9,047
Interest expense	—	(6,807)	(1,579)	(2,551)	—	(10,937)
Equity in income (loss) of subsidiaries	(6,316)	—	—	—	6,316	—
Foreign currency gain (loss)	—	164	7	(3,699)	—	(3,528)
Other income (expense)	(23)	—	38	57	—	72
Income (loss) before income taxes	(6,339)	(9,662)	1,428	2,911	6,316	(5,346)
Provision for income taxes	—	—	12	981	—	993
Net income	$(6,339)	$(9,662)	$1,416	$1,930	$6,316	$(6,339)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2004

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net sales	$—	$—	$126,355	$78,622	$—	$204,977
Cost of sales	—	—	102,938	54,455	—	157,393
Gross profit	—	—	23,417	24,167	—	47,584
Selling, administrative and product development expenses	—	2,283	12,738	15,689	—	30,710
Amortization of intangible assets	—	—	3,524	640	—	4,164
Operating income (loss)	—	(2,283)	7,155	7,838	—	12,710
Interest expense	—	(6,660)	(1,241)	(2,683)	—	(10,584)
Equity in income (loss) of subsidiaries	701	—	—	—	(701)	—
Foreign currency gain (loss)	—	—	—	(1,052)	—	(1,052)
Other income (expense)	—	—	(296)	406	—	110
Income (loss) before income taxes	701	(8,943)	5,618	4,509	(701)	1,184
Provision (benefit) for income taxes	—	(3,130)	2,065	1,548	—	483
Net income	$701	$(5,813)	$3,553	$2,961	$(701)	$701

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$—	$10	$(2,123)	$(4,523)	$—	$(6,636)
Cash flows used for investing activities:
Acquisition of property and equipment	—	(10)	(5,474)	(1,282)	—	(6,766)
Net cash used for investing activities	—	(10)	(5,474)	(1,282)	—	(6,766)
Cash flows from financing activities:
Net increase (decrease) in revolving loan	—	—	3,654	2,528	—	6,182
Repayment of debt	—	—	71	(1,116)	—	(1,045)
Net cash provided by (used for) financing activities	—	—	3,725	1,412	—	5,137
Effect of exchange rate changes	—	—	—	(769)	—	(769)
Net decrease in cash	—	—	(3,872)	(5,162)	—	(9,034)
Cash at beginning of period	16	—	5,466	9,265	—	14,747
Cash at end of period	$16	$—	$1,594	$4,103	$—	$5,713

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$(9)	$(8,738)	$8,220	$1,475	$—	$948
Cash flows from investing activities:
Acquisition of property and equipment	—	—	(4,314)	(1,762)	—	(6,076)
Net cash used for investing activities	—	—	(4,314)	(1,762)	—	(6,076)
Cash flows from financing activities: Change in intercompany debt	9	8,738	(4,358)	(4,389)	—	—
Net increase (decrease) in revolving loan	—	—	(3,852)	3,083	—	(769)
Repayment of debt	—	—	(56)	(891)	—	(947)
Net cash provided by (used for) financing activities	9	8,738	(8,266)	(2,197)	—	(1,716)
Effect of exchange rate changes	—	—	—	475	—	475
Net increase (decrease) in cash	—	—	(4,360)	(2,009)	—	(6,369)
Cash at beginning of period	16	—	12,629	4,041	—	16,686
Cash at end of period	$16	$—	$8,269	$2,032	$—	$10,317

CHAAS ACQUISITIONS, LLC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CHAAS ACQUISITIONS, LLC

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net sales. Net sales for the second quarter of 2005 were $128.4 million, representing an increase of $20.1 million, or 18.6%, compared with net sales of $108.3 million for the second quarter of 2004. This increase includes approximately $2.0 million due to the increase of the average exchange rates between the US Dollar and primarily the Euro, the functional currency of Brink and SportRack Europe. Additionally, North American OEM sales increased approximately $11.9 million, primarily as a result of new program launches at SportRack. Offsetting these increases in sales were agreed-upon price concessions with certain large OEM customers at SportRack US of $0.9 million. Sales to our aftermarket customers in both North America and Europe increased $6.2 million of which approximately $3.8 million represented revenue from price increases related to steel economics with the remainder attributable to other volume increases.

Gross profit. Gross profit for the second quarter of 2005 was $26.5 million, which represents an increase of $1.5 million, or 6.0%, compared with gross profit of $25.0 for the second quarter of 2004. Gross profit as a percentage of net sales was 20.7% for the second quarter of 2005 and 23.1% for the second quarter of 2004. Excluding a $0.3 million impact for foreign exchange, the increase in gross profit reflects the impact of higher volumes offset by OEM price reductions, manufacturing performance associated with product launches and depreciation related to capital investments. Increases in raw material costs on aftermarket products have been substantially recovered through price increases in the second quarter of 2005. The lower gross profit percentage relates to the factors above as well as the impact of overall product mix.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the second quarter of 2005 were $16.5 million representing an increase of $0.9 million, or 5.8%, compared with $15.6 million for the second quarter of 2004. This increase is primarily due to the change in average exchange rates between the US Dollar and local currencies. Excluding foreign exchange, selling and engineering costs increased slightly and were partially offset by lower tooling and program costs.

Operating income. Our operating income for the second quarter of 2005 was $7.9 million representing an increase of $0.6 million, or 8.2%, compared with operating income of $7.3 million for the second quarter of 2004. The increase resulted from increased gross profit net of increased selling, administrative and product development expenses.

Interest expense. Interest expense for the second quarter of 2005 was $5.3 million representing a decrease of $0.2 million or 3.6%, compared with interest expense of $5.5 million for the second quarter of 2004.

Foreign currency loss. Foreign currency loss in the second quarter of 2005 was $2.2 million compared to a foreign currency loss of $0.4 million in the second quarter of 2004. The loss in the second quarter of 2005 was primarily attributable to the US Dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. During the second quarter of 2005 the US Dollar strengthened in comparison with the Euro. The intercompany indebtedness for our Canadian subsidiaries are deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.

Provision for income taxes. During the second quarter of 2005 we recorded a profit before income taxes of $0.6 million and recorded an income tax provision of $1.0 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of all North American operations and differences in the tax rates of foreign countries. During the second quarter of 2004 we had a net profit before taxes of $1.6 million and recorded an income tax provision of $0.6 million.

Net loss. We recorded a net loss of $0.5 million in the second quarter of 2005 and a net profit of $1.0 million in the second quarter of 2004. The net losses were a result of the items discussed above related to net sales, gross profit, foreign currency loss and the other expense and income items.

CHAAS ACQUISITIONS, LLC

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net sales. Net sales for the first six months of 2005 were $239.7 million, representing an increase of $34.7 million, or 16.9%, compared with net sales of $205.0 million for the first six months of 2004. This increase includes approximately $4.7 million due to the increase of the average exchange rates between the US Dollar and primarily the Euro, the functional currency of Brink and SportRack Europe. Additionally, North American OEM sales increased approximately $18.7 million, primarily as a result of new program launches at SportRack. Offsetting increased sales were agreed-upon price concessions with certain large OEM customers at SportRack US of $2.3 million. Sales to our aftermarket customers in both North America and Europe increased $12.1 million partially attributable to price increases in the aftermarket of $7.0 million to offset raw material economics.

Gross profit. Gross profit for the first six months of 2005 was $46.3 million, which represents a decrease of $1.3 million, or 2.7%, compared with gross profit of $47.6 for the first six months of 2004. Gross profit as a percentage of net sales was 19.3% for the first six months of 2005 versus 23.2% for the first six months of 2004. The overall decrease in gross profit reflects OEM price reductions, plant operating manufacturing performance associated with product launches and depreciation related to capital investments offset by the impact of higher volumes and favorable exchange rates between the US Dollar and local currencies. Increases in raw material costs on aftermarket products have been substantially recovered through price increases in the first six months of 2005. The lower gross profit percentage relates to the factors above as well as the impact of overall product mix.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first six months of 2005 were $33.1 million representing an increase of $2.4 million, or 7.8%, compared with $30.7 million for the first six months of 2004. This increase is due to the change in average exchange rates between the US Dollar and local currencies and selling and engineering expense increases, offset by lower tooling and program costs.

Operating income. Our operating income for the first six months of 2005 was $9.0 million representing a decrease of $3.7 million, or 29.1%, compared with operating income of $12.7 million for the first six months of 2004. The decrease resulted from decreased gross profit and increased tooling costs and Euro value when expressed in US Dollars.

Interest expense. Interest expense for the first six months of 2005 was $10.9 million representing an increase of $0.3 million or 2.8%, compared with interest expense of $10.6 million for the first six months of 2004.

Foreign currency loss. Foreign currency loss in the first six months of 2005 was $3.5 million compared to $1.1 million in the first six months of 2004. These losses were primarily attributable to the US Dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. During the first six months of both 2004 and 2005 the US Dollar strengthened in comparison with the Euro. The intercompany indebtedness for our Canadian subsidiaries are deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.

Provision for income taxes. During the first six months of 2005 we recorded a loss before income taxes of $5.3 million and recorded an income tax provision of $1.0 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of all North American operations and differences in the tax rates of foreign countries. During the first six months of 2004 we had a net profit before taxes of $1.2 million and recorded an income tax provision of $0.5 million.

Net loss. We recorded a net loss of $6.3 million in the first six months of 2005 and a net profit of $0.7 million in the first six months of 2004. The net losses were a result of the items discussed above related to net sales, gross profit, foreign currency loss and the other expense and income items.

CHAAS ACQUISITIONS, LLC

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Our indebtedness at June 30, 2005 was $208.6 million including current maturities of $3.4 million.

In 2004 our operating results and operating cash flows were negatively impacted primarily by the costs associated with launching an unprecedented number of new roof rack programs, the high costs of steel and pricing pressures from certain OEM customers. As a result of these and other factors, our availability under our revolving credit facilities declined to $27.1 million at December 31, 2004 from $38.1 million available at September 30, 2004. Although we met our covenants for the quarter ended December 31, 2004, we anticipated that we would be unable to meet our fixed charge coverage ratio and senior secured leverage ratio covenants for future quarters. On March 30, 2005, we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio will be determined quarterly for all borrowers for specified quarterly periods and for European borrowers for specified quarterly periods. Prior to this modification the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.15:1.00. As modified, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries range from 1.15:1.00 for each fiscal quarter from the fiscal quarter ending June 30, 2004 through and including the fiscal quarter ending December 31, 2004; 1.05:1.00 for the fiscal quarter ending December 31, 2005; and 1.15:1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratio for the European borrowers and their subsidiaries is 1.25:1.00 for the fiscal quarters ending March 31, 2005, June 30, 2005 and September 30, 2005. The actual fixed charge coverage ratio for the European borrowers for the fiscal quarter ending June 30, 2005 was 1.88:1.0 and we were in compliance with this covenant as of June 30, 2005.

The modified senior secured leverage ratio covenant requires that we meet a senior secured leverage ratio of 1.75:1.00 for the fiscal quarters ending March 31, 2005 and June 30, 2005; 1.50:1.00 for the fiscal quarter ending September 30, 2005; and 1.25:1.00 for each fiscal quarter ending thereafter. Prior to this modification, the credit facility required that we meet a senior secured leverage ratio of 1.25:1.00 for each fiscal quarter. The actual leverage ratio for the fiscal quarter ending June 30, 2005 was 1.06:1.00 and we were in compliance with this covenant as of June 30, 2005.

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

CHAAS ACQUISITIONS, LLC

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	June 30, 2005	December 31, 2004
(in thousands)
Working Capital	$ 81,827	$ 77,303

	Six months ended June 30,
	2005	2004
	(in thousands)
Cash flows provided by (used for) operating activities	$(6,636)	$948
Cash flows used for investing activities	$(6,766)	$(6,076)
Cash flows provided by (used for) financing activities	$5,137	$(1,716)

Working Capital

Working capital increased by $4.5 million to $81.8 million at June 30, 2005 from $77.3 million at December 31, 2004. This increase is primarily due to an increase in accounts receivable of $20.7 million, partially offset by decreases in cash, inventory and other current assets of $9.0 million, $3.6 million and $0.4 million, respectively and increases in accounts payable, other accrued liabilities and current maturities of long-term debt of $1.8 million, 1.3 million and $0.3 million. The net working capital increase was also negatively impacted by the decreased exchange rate between the US Dollar and local currencies as of June 30, 2005 as compared with the exchange rate as of December 31, 2004.

Two of the major components of the working capital change were accounts receivable and inventory. The increase in accounts receivable was attributable to the timing of payments from OEM customers and to increased sales levels on a year-to-date basis as compared with the last several months of 2004. Inventory decreased as a result of the seasonal nature of certain segments of the business and an overall company focus on increasing inventory turnover.

Investing Activities

Cash flow used for investing activities for the first six months of 2005 and 2004 represented acquisitions of property and equipment of $6.8 million and $6.1 million, respectively, and were primarily for the expansion of capacity, productivity, process improvements and maintenance.

Financing Activities

During the first six months of 2005, financing cash flows included an increase in borrowings under the revolving line of credit of $6.2 million and repayment of debt of $1.0 million. For the same period in 2004 the financing cash flows included a reduction in the revolving line of credit of $0.8 million and repayment of debt of $0.9 million.

Debt and Credit Sources

Our indebtedness at June 30, 2005 was $208.6 million. We expect that our primary sources of cash will be from operating activities and borrowings under our revolving credit facilities. As of June 30, 2005, we had borrowings under the revolving credit facilities totaling $29.0 million and had $20.2 million of available borrowing capacity. Standby letters of credit totaling $3.9 million providing security for our US workers compensation program reduced borrowing availability.

On March 30, 2005 we entered into the Fourth Amendment to the Amended and Restated Credit Agreement. See the discussion of the amendment to the credit facility in "- Liquidity and Capital Resources".

CHAAS ACQUISITIONS, LLC

International Operations

We conduct operations in several foreign countries including Canada, the Czech Republic, Denmark, France, Germany, Italy, The Netherlands, Poland, Spain, Sweden and the United Kingdom. Net sales from international operations during the first six months of 2005 were $92.2 million, or 38.5% of our net sales. At June 30, 2005, assets associated with these operations were approximately 37.0% of total assets, and we had indebtedness denominated in currencies other than the US Dollar of approximately $21.8 million.

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

Currency contracts

We have significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, we entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, we entered into additional foreign currency option contracts. We provided a $1.9 million letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period we recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. For the three and six months ended June 30, 2005 and 2004 the Company recorded unrealized gains (losses) on foreign currency options in the amounts of $26, $164, ($440) and ($295), respectively. The final three option contracts expired during the second quarter of 2005 and five options expired during the first six months of 2005. Three option contracts expired during the second quarter of 2004 and six option contracts expired during the first six months of 2004.

One of the options that expired in the second quarter of 2005 was the sale of a call option and was based on the average exchange rate of the period for which the option was active. The option expired in the money, requiring us to make a payment of $0.1 million. This amount was accrued at June 30, 2005 and was paid subsequent to that date.

Because of the expiration of the option contracts, the $1,900 letter of credit described above expired during the second quarter of 2005.

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

CHAAS ACQUISITIONS, LLC

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

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

CHAAS ACQUISITIONS, LLC

Date: August 15, 2005	/s/ Ronald J. Gardhouse
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