Form 10-Q
period 2005-09-30
CHAAS ACQUISITIONS LLC
filed 2005-11-14
CIK 1244041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes	☒	No	☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2005
Membership Units	100

CHAAS ACQUISITIONS, LLC

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets
Cash	$5,903	$14,747
Accounts receivable, less reserves
of $1,921 and $2,078, respectively	80,582	61,745
Inventories
Raw materials	25,693	25,400
Work-in-process	11,036	12,382
Finished goods	26,050	28,937
Reserves	(5,028)	(5,325)
Total inventories	57,751	61,394
Other current assets	10,390	13,976
Total current assets	154,626	151,862
Property and equipment, net	66,939	75,113
Goodwill	39,061	39,061
Other intangible assets, net	94,078	102,835
Deferred income taxes	34	1,047
Other noncurrent assets	8,547	8,064
Total Assets	$363,285	$377,982

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,685	$3,068
Accounts payable	46,507	46,664
Accrued liabilities	27,710	22,951
Deferred income taxes	1,718	1,876
Total current liabilities	79,620	74,559
Noncurrent liabilities
Deferred income taxes	6,220	7,203
Other noncurrent liabilities	5,593	4,276
Long-term debt, less current maturities	200,228	202,179
Total noncurrent liabilities	212,041	213,658
Members’ equity
Units	100,900	100,900
Other comprehensive income	5,262	8,549
Accumulated deficit	(34,538)	(19,684)
Total Members’ Equity	71,624	89,765
Total Liabilities and Members’ Equity	$363,285	$377,982

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$109,243	$93,749	$348,935	$298,726
Cost of sales	92,654	74,961	286,047	232,354
Gross profit	16,589	18,788	62,888	66,372
Selling, administrative and product development expenses	15,469	14,408	48,599	45,118
Amortization of intangible assets	2,046	2,045	6,168	6,209
Operating income (loss)	(926)	2,335	8,121	15,045
Other expense
Interest expense	(5,569)	(5,456)	(16,506)	(16,040)
Foreign currency gain (loss), net	(371)	478	(3,899)	(574)
Other income (expense)	(245)	29	(173)	139
Loss before income taxes	(7,111)	(2,614)	(12,457)	(1,430)
Provision for (benefit from) income taxes	1,404	(647)	2,397	(164)
Net loss	$(8,515)	$(1,967)	$(14,854)	$(1,266)

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,854)	$(1,266)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	18,962	16,327
Deferred taxes	537	(5,196)
Foreign currency loss	3,772	268
Loss on disposal of assets	93	206
Interest accretion on notes	1,013	1,024
Changes in assets and liabilities, net:
Accounts receivable	(16,121)	(10,078)
Inventories	270	(7,258)
Other current assets	(1,889)	(3,505)
Other noncurrent assets	(1,412)	(538)
Accounts payable	1,795	8,908
Accrued liabilities	6,611	9,793
Other noncurrent liabilities	1,224	(15)
Net cash provided by operating activities	1	8,670

CASH FLOWS USED FOR INVESTING ACTIVITIES:

Acquisition of property and equipment	(8,467)	(8,266)
Proceeds from disposals of property & equipment	294	88
Net cash used for investing activities	(8,173)	(8,178)

CASH FLOWS USED FOR FINANCING ACTIVITIES:

Net increase (decrease) in revolving loan	1,955	(7,044)
Repayment of debt	(1,811)	(1,282)
Net cash provided by (used for) financing activities	144	(8,326)

Effect of exchange rate changes	(816)	(23)
Net decrease in cash	(8,844)	(7,857)
Cash at beginning of period	14,747	16,686
Cash at end of period	$5,903	$8,829

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the Nine Months Ended September 30, 2005
(Dollars in thousands)
(Unaudited)

		Other		Total
	Members’	comprehensive	Accumulated	members’
	capital	income (loss)	deficit	equity

Balance at December 31, 2004	$100,900	$8,549	$(19,684)	$89,765
Currency translation adjustment	—	(3,287)		(3,287)
Net loss			(14,854)	(14,854)
Balance at September 30, 2005	$100,900	$5,262	$(34,538)	$71,624

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 2005 and December 31, 2004 and the results of its operations for the three and nine months ended September 30, 2005 and 2004. The Company has reclassified certain prior year amounts to conform to the presentation of our current consolidated financial statements.

2.	COMPREHENSIVE LOSS

Comprehensive loss for the Company is as follows:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net loss	$(8,515)	$(1,967)	$(14,854)	$(1,266)
Change in the cumulative translation adjustment, net of tax	511	1,112	(3,287)	(174)
Comprehensive loss	$(8,004)	$(855)	$(18,141)	$(1,440)

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

3.	CURRENCY CONTRACTS

The Company has significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, the Company entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, the Company entered into additional foreign currency option contracts. The Company provided a $1,900 letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period, the Company recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. The final option contracts expired during the second quarter of 2005. Three option contracts expired during the third quarter of 2004 and nine option contracts expired during the first nine months of 2004. For the three and nine months ended September 30, 2005, the Company recorded unrealized gains on foreign currency options of $0 and $164, respectively. This compares with unrealized gains (losses) on foreign currency options recorded by the Company for the three and nine months ended September 30, 2004 of $215 and ($80), respectively.

One of the options that expired in the second quarter of 2005 was the sale of a call option and was based on the average exchange rate of the period for which the option was active. The option expired in the money, requiring us to make a payment of $75. This amount was accrued at June 30, 2005 and was paid subsequent to that date.

Upon expiration of the option contracts in the second quarter of 2005, the $1,900 letter of credit described above expired.

4.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $39,061 at September 30, 2005 and December 31, 2004. A summary of intangible assets identified by the Company in the allocation of the April 15, 2003 purchase consideration follows:

	Customer Contracts	Customer Relationships	Technology	Intangible Pension Asset	Tradename / Trademark	Deferred Financing Costs	Total

Amortization period in years	8 - 10	18 - 21	10	15	Indefinite	7 - 8

Balance at December 31, 2004	$35,475	$34,206	$14,992	$514	$11,477	$6,171	$102,835
Additions	—	—	26	—	—	—	26
Foreign currency translation	(150)	(1,257)	(30)	—	(321)	(53)	(1,811)
Amortization	(3,240)	(1,575)	(1,353)	—	—	(804)	(6,972)

Balance at September 30, 2005	$32,085	$31,374	$13,635	$514	$11,156	$5,314	$94,078

Amortization expense of identifiable intangible assets for the three and nine months ended September 30, 2005 was $2,318 and $6,972, respectively, of which $272 and $804 of amortization of deferred financing costs was included in interest expense.

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

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (the åParentæ), as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 as if it accounted for its subsidiaries on the equity method, (ii) Advanced Accessory Systems, LLC and AAS Capital Corporation as issuers; (iii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, Valley Industries, LLC, AASA Holdings, LLC and ValTek, LLC; and (iv) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
ASSETS
Current assets
Cash	$16	$—	$957	$4,930	$—	$5,903
Accounts receivable	—	—	50,988	29,594	—	80,582
Inventories	—	—	23,892	33,859	—	57,751
Other current assets	—	716	6,505	3,169	—	10,390
Total current assets	16	716	82,342	71,552	—	154,626
Property and equipment, net	—	161	31,023	35,755	—	66,939
Goodwill	—	—	39,061	—	—	39,061
Other intangible assets, net	—	4,678	69,758	19,642	—	94,078
Deferred income taxes and other noncurrent assets	—	7,064	273	1,244	—	8,581
Investment in and advances to subsidiaries	96,631	228,400	14,042	258	(339,331)	—
Total assets	$96,647	$241,019	$236,499	$128,451	$(339,331)	$363,285
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$62	$3,623	$—	$3,685
Accounts payable	—	—	31,053	15,454	—	46,507
Accrued liabilities and deferred income taxes	—	5,444	9,400	14,584	—	29,428
Total current liabilities	—	5,444	40,515	33,661	—	79,620
Deferred income taxes and other noncurrent liabilities	—	2,348	325	9,140	—	11,813
Long-term debt, less current maturities	—	150,000	32,827	17,401	—	200,228
Intercompany debt	25,023	—	7,931	60,337	(93,291)	—
Members’ equity	71,624	83,227	154,901	7,912	(246,040)	71,624
Total liabilities and members’ equity	$96,647	$241,019	$236,499	$128,451	$(339,331)	$363,285

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

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$70,595	$38,648	$—	$109,243
Cost of sales	—	—	63,984	28,670	—	92,654
Gross profit	—	—	6,611	9,978	—	16,589
Selling, administrative and product development expenses	—	1,323	6,468	7,678	—	15,469
Amortization of intangible assets	—	—	1,725	321	—	2,046
Operating income (loss)	—	(1,323)	(1,582)	1,979	—	(926)
Interest expense	—	(3,493)	(808)	(1,268)	—	(5,569)
Equity in income (loss) of subsidiaries	(8,515)	—	—	—	8,515	—
Foreign currency loss, net	—	—	—	(371)	—	(371)
Other expense	—	—	(16)	(229)	—	(245)
Income (loss) before income taxes	(8,515)	(4,816)	(2,406)	111	8,515	(7,111)
Provision for income taxes	—	—	10	1,394	—	1,404
Net income (loss)	$(8,515)	$(4,816)	$(2,416)	$(1,283)	$8,515	$(8,515)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2004

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$58,712	$35,037	$—	$93,749
Cost of sales	—	—	49,588	25,373	—	74,961
Gross profit	—	—	9,124	9,664	—	18,788
Selling, administrative and product development expenses	—	1,101	5,928	7,379	—	14,408
Amortization of intangible assets	—	—	1,725	320	—	2,045
Operating income (loss)	—	(1,101)	1,471	1,965	—	2,335
Interest expense	—	(3,746)	(602)	(1,108)	—	(5,456)
Equity in income (loss) of subsidiaries	(1,967)	—	—	—	1,967	—
Foreign currency gain, net	—	—	—	478	—	478
Other income (expense)	—	—	108	(79)	—	29
Income (loss) before income taxes	(1,967)	(4,847)	977	1,256	1,967	(2,614)
Provision (benefit) for income taxes	—	(1,696)	386	663	—	(647)
Net income (loss)	$(1,967)	$(3,151)	$591	$593	$1,967	$(1,967)

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$218,090	$130,845	$—	$348,935
Cost of sales	—	—	191,858	94,189	—	286,047
Gross profit	—	—	26,232	36,656	—	62,888
Selling, administrative and product development expenses	—	4,342	19,677	24,580	—	48,599
Amortization of intangible assets	—	—	5,175	993	—	6,168
Operating income (loss)	—	(4,342)	1,380	11,083	—	8,121
Interest expense	—	(10,300)	(2,387)	(3,819)	—	(16,506)
Equity in income (loss) of subsidiaries	(14,831)	—	—	—	14,831	—
Foreign currency gain (loss)	—	164	7	(4,070)	—	(3,899)
Other income (expense)	(23)	—	22	(172)	—	(173)
Income (loss) before income taxes	(14,854)	(14,478)	(978)	3,022	14,831	(12,457)
Provision for income taxes	—	—	22	2,375	—	2,397
Net income (loss)	$(14,854)	$(14,478)	$(1,000)	$647	$14,831	$(14,854)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$185,067	$113,659	$—	$298,726
Cost of sales	—	—	152,526	79,828	—	232,354
Gross profit	—	—	32,541	33,831	—	66,372
Selling, administrative and product development expenses	—	3,384	18,666	23,068	—	45,118
Amortization of intangible assets	—	—	5,249	960	—	6,209
Operating income (loss)	—	(3,384)	8,626	9,803	—	15,045
Interest expense	—	(10,406)	(1,843)	(3,791)	—	(16,040)
Equity in income (loss) of subsidiaries	(1,266)	—	—	—	1,266	—
Foreign currency loss	—	—	—	(574)	—	(574)
Other income (expense)	—	—	(188)	327	—	139
Income (loss) before income taxes	(1,266)	(13,790)	6,595	5,765	1,266	(1,430)
Provision (benefit) for income taxes	—	(4,826)	2,451	2,211	—	(164)
Net income (loss)	$(1,266)	$(8,964)	$4,144	$3,554	$1,266	$(1,266)

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$—	$28	$2,224	$(2,251)	$—	$1
Cash flows from investing activities:
Acquisition of property and equipment	—	(28)	(6,258)	(2,181)	—	(8,467)
Proceeds from disposals	—	—	—	294	—	294
Net cash used for investing activities	—	(28)	(6,258)	(1,887)	—	(8,173)
Cash flows from financing activities:
Net increase (decrease) in revolving loan	—	—	(546)	2,501	—	1,955
Repayment of debt	—	—	71	(1,882)	—	(1,811)
Net cash provided by (used for) financing activities	—	—	(475)	619	—	144
Effect of exchange rate changes	—	—	—	(816)	—	(816)
Net decrease in cash	—	—	(4,509)	(4,335)	—	(8,844)
Cash at beginning of period	16	—	5,466	9,265	—	14,747
Cash at end of period	$16	$—	$957	$4,930	$—	$5,903

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2004

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$(9)	$(9,526)	$12,571	$5,634	$—	$8,670
Cash flows from investing activities:
Acquisition of property and equipment	—	(96)	(5,651)	(2,519)	—	(8,266)
Proceeds from disposals	—	—	88	—	—	88
Net cash used for investing activities	—	(96)	(5,563)	(2,519)	—	(8,178)
Cash flows from financing activities:
Change in intercompany debt	9	9,622	(4,039)	(5,592)	—	—
Net increase (decrease) in revolving loan	—	—	(10,127)	3,083	—	(7,044)
Repayment of debt	—	—	(78)	(1,204)	—	(1,282)
Net cash provided by (used for) financing activities	9	9,622	(14,244)	(3,713)	—	(8,326)
Effect of exchange rate changes	—	—	—	(23)	—	(23)
Net decrease in cash	—	—	(7,236)	(621)	—	(7,857)
Cash at beginning of period	16	—	12,629	4,041	—	16,686
Cash at end of period	$16	$—	$5,393	$3,420	$—	$8,829

CHAAS ACQUISITIONS, LLC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CHAAS ACQUISITIONS, LLC

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net sales. Net sales for the third quarter of 2005 were $109.2 million, representing an increase of $15.5 million, or 16.5%, compared with net sales of $93.7 million for the third quarter of 2004. North American OEM sales increased approximately $10.9 million, primarily as a result of new program launches at SportRack. Sales to our aftermarket customers in both North America and Europe increased by $3.7 million, of which approximately $2.1 million represented revenue from price increases related to steel economics with the remainder attributable to other volume increases. The sales increase includes approximately $0.5 million due to the increase of the average exchange rates between the US Dollar and primarily the Euro, the functional currency of Brink and SportRack Europe.

Gross profit. Gross profit for the third quarter of 2005 was $16.6 million, which represents a decrease of $2.2 million, or 11.7%, compared with gross profit of $18.8 million for the third quarter of 2004. Gross profit as a percentage of net sales was 15.2% for the third quarter of 2005 and 20.1% for the third quarter of 2004. The decrease in gross profit and margin reflects the impact of higher volumes offset by the net impact of material price increases after any applicable recovery, manufacturing performance, product complexity and mix and increased depreciation related to capital investments. In addition, we recorded a charge of $1.3 million related to a recall action by one of our OEM customers. Increases in raw material costs on aftermarket products have been substantially recovered through price increases in the third quarter of 2005.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the third quarter of 2005 were $15.5 million, representing an increase of $1.1 million, or 7.6%, compared with $14.4 million for the third quarter of 2004. Excluding the impact of exchange of $0.3 million, the increase was primarily due to higher selling costs as a result of higher overall volumes and engineering costs to support customer programs.

Operating income (loss). Our operating loss for the third quarter of 2005 was $0.9 million representing a decrease of $3.2 million, or 139.1%, compared with operating income of $2.3 million for the third quarter of 2004. The decrease resulted from decreased gross profit and increased selling, administrative and product development expenses, as discussed above.

Interest expense. Interest expense for the third quarter of 2005 was $5.6 million representing an increase of $0.1 million or 1.8%, compared with interest expense of $5.5 million for the third quarter of 2004.

Foreign currency gain (loss). Foreign currency loss in the third quarter of 2005 was $0.3 million compared to a foreign currency gain of $0.5 million in the third quarter of 2004. Both the loss and gain were primarily attributable to the US Dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. The intercompany indebtedness for our Canadian subsidiaries is deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.

Provision for (benefit from) income taxes. During the third quarter of 2005 we recorded a loss before income taxes of $7.1 million and recorded an income tax provision of $1.4 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets (including current net operating losses) of all North American operations, the addition of a valuation allowance for certain SportRack European operations and differences in the tax rates of foreign operations.  During the third quarter of 2004 we had a net loss before taxes of $2.6 million and recorded an income tax benefit of $0.6 million.

Net loss. We recorded a net loss of $8.5 million in the third quarter of 2005 and a net loss of $2.0 million in the third quarter of 2004. The net losses were a result of the items discussed above related to net sales, gross profit, foreign currency loss and the other expense and income items.

CHAAS ACQUISITIONS, LLC

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net sales. Net sales for the first nine months of 2005 were $348.9 million, representing an increase of $50.2 million, or 16.8%, compared with net sales of $298.7 million for the first nine months of 2004. Additionally, North American OEM sales increased by approximately $29.7 million, primarily as a result of new program launches at SportRack. Offsetting increased sales were agreed-upon price concessions with certain large North American OEM customers of $1.9 million. Sales to our aftermarket customers in both North America and Europe increased by $16.0 million partially attributable to price increases to offset raw material economics of $8.9 million. The sales increase includes approximately $5.4 million due to the increase of the average exchange rates between the US Dollar and primarily the Euro, the functional currency of Brink and SportRack Europe.

Gross profit. Gross profit for the first nine months of 2005 was $62.9 million, which represents a decrease of $3.5 million, or 5.3%, compared with gross profit of $66.4 million for the first nine months of 2004. Gross profit as a percentage of net sales was 18.0% for the first nine months of 2005 versus 22.2% for the first nine months of 2004. The overall decrease in gross profit reflects OEM price reductions, plant operating manufacturing performance, product launches, depreciation related to capital investments and product mix. The decreases were offset by the impact of higher volumes and favorable exchange rates between the US Dollar and local currencies. In addition, we recorded a charge of $1.3 million related to a recall action by one of our OEM customers. Increases in raw material costs on aftermarket products have been substantially recovered through price increases in the first nine months of 2005.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first nine months of 2005 were $48.6 million representing an increase of $3.5 million, or 7.8%, compared with $45.1 million for the first nine months of 2004. This increase is due to the change in average exchange rates between the US Dollar and local currencies of $1.3 million, higher selling expenses related to volume increases and engineering expense increases to support customer programs.

Operating income. Our operating income for the first nine months of 2005 was $8.1 million representing a decrease of $6.9 million, or 46.0%, compared with operating income of $15.0 million for the first nine months of 2004. The decrease resulted from decreased gross profit and increased selling, administrative and product development expenses, as discussed above.

Interest expense. Interest expense for the first nine months of 2005 was $16.5 million representing an increase of $0.5 million or 3.1%, compared with interest expense of $16.0 million for the first nine months of 2004.

Foreign currency loss. Foreign currency loss in the first nine months of 2005 was $3.9 million compared to $0.3 million in the first nine months of 2004. These losses were primarily attributable to the US Dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. During the first nine months of both 2004 and 2005 the US Dollar strengthened in comparison with the Euro. The intercompany indebtedness for our Canadian subsidiaries is deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.

Provision for (benefit from) income taxes. During the first nine months of 2005 we recorded a loss before income taxes of $12.5 million and recorded an income tax provision of $2.4 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets (including current net operating losses) of all North American operations, the addition of a valuation allowance for certain SportRack European operations and differences in the tax rates of foreign operations. During the first nine months of 2004 we had a net loss before taxes of $1.4 million and recorded an income tax benefit of $0.2 million.

Net loss. We recorded a net loss of $14.9 million in the first nine months of 2005 and a net loss of $1.3 million in the first nine months of 2004. The net losses were a result of the items discussed above related to net sales, gross profit, foreign currency loss and the other expense and income items.

CHAAS ACQUISITIONS, LLC

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Our indebtedness at September 30, 2005 was $203.9 million including current maturities of $3.7 million.

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

Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio will be determined quarterly for all borrowers for specified quarterly periods and for European borrowers for specified quarterly periods. Prior to this modification the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.15:1.00. As modified, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries range from 1.15:1.00 for each fiscal quarter from the fiscal quarter ending June 30, 2004 through and including the fiscal quarter ending December 31, 2004; 1.05:1.00 for the fiscal quarter ending December 31, 2005; and 1.15:1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratio for the European borrowers and their subsidiaries is 1.25:1.00 for the fiscal quarters ending March 31, 2005, June 30, 2005 and September 30, 2005. The actual fixed charge coverage ratio for the European borrowers for the fiscal quarter ending September 30, 2005 was 1.90:1.0 and we were in compliance with this covenant as of September 30, 2005.

The modified senior secured leverage ratio covenant requires that we meet a senior secured leverage ratio of 1.75:1.00 for the fiscal quarters ending March 31, 2005 and June 30, 2005; 1.50:1.00 for the fiscal quarter ending September 30, 2005; and 1.25:1.00 for each fiscal quarter ending thereafter. Prior to this modification, the credit facility required that we meet a senior secured leverage ratio of 1.25:1.00 for each fiscal quarter. The actual leverage ratio for the fiscal quarter ending September 30, 2005 was 1.09:1.00 and we were in compliance with this covenant as of September 30, 2005.

We anticipate that we will be unable to satisfy our fixed charge coverage ratio covenant for the quarter ending December 31, 2005. We currently are seeking a waiver or amendment of this covenant from our lenders, although there can be no assurance that we will be successful in this regard. Absent an amendment or waiver, the failure to comply with this covenant would be a default under our Amended and Restated Credit Agreement. Upon a default, the lenders may declare all of the outstanding obligations immediately due and payable and this may cause our 10 3/4% Notes to become currently due as a result of cross acceleration provisions.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	September 30, 2005	December 31, 2004
	(in thousands)
Working Capital	$75,006	$77,303

	Nine months ended September 30,
	2005	2004
	(in thousands)
Cash flows provided by operating activities	$1	$8,670
Cash flows used for investing activities	$(8,173)	$(8,178)
Cash flows provided by (used for) financing activities	$144	$(8,326)

CHAAS ACQUISITIONS, LLC

Working capital

Working capital decreased by $2.3 million to $75.0 million at September 30, 2005 from $77.3 million at December 31, 2004. This decrease is primarily due to decreases in cash, inventory and other current assets of $8.8 million, $3.6 million and $3.6 million, respectively, and increases in current maturities of long-term debt and accrued liabilities of $0.6 million and $4.8 million offset by an increase in accounts receivable of $18.8 million and decreases in accounts payable and deferred income taxes of $0.2 million and $0.2 million, respectively. The net working capital decrease was also negatively impacted by the decreased exchange rate between the US Dollar and local currencies as of September 30, 2005 as compared with the exchange rate as of December 31, 2004.

Two of the major components of the working capital change were accounts receivable and inventory. The increase in accounts receivable was attributable to increased sales levels on a year-to-date basis as compared with the last several months of 2004. Inventory decreased as a result of the seasonal nature of certain segments of the business and an overall company focus on increasing inventory turnover.

Investing activities

Cash flow used for investing activities for the first nine months of 2005 and 2004 represented acquisitions of property and equipment of $8.2 million and $8.2 million, respectively, and were primarily for the expansion of capacity, productivity, process improvements and maintenance. Our capital expenditures for the remainder of 2005 are anticipated to be approximately $2.5 million.

Financing activities

During the first nine months of 2005, financing cash flows included an increase in borrowings under the revolving line of credit of $2.0 million and repayment of debt of $1.8 million. For the same period in 2004 the financing cash flows included a reduction in the revolving line of credit of $7.0 million and repayment of debt of $1.3 million.

Debt and Credit Sources

Our indebtedness at September 30, 2005 was $203.9 million. We expect that our primary sources of cash will be from operating activities and borrowings under our revolving credit facilities. As of September 30, 2005, we had borrowings under the revolving credit facilities totaling $24.8 million and had $25.0 million of available borrowing capacity. Standby letters of credit totaling $3.3 million providing security for our US workers compensation program reduced borrowing availability.

On March 30, 2005 we entered into the Fourth Amendment to the Amended and Restated Credit Agreement. See the discussion of the amendment to the credit facility in "- Liquidity and Capital Resources".

International operations

We conduct operations in several foreign countries including Canada, the Czech Republic, Denmark, France, Germany, Italy, The Netherlands, Poland, Spain, Sweden and the United Kingdom. Net sales from international operations during the first nine months of 2005 were $130.8 million, or 37.5% of our net sales. At September 30, 2005, assets associated with these operations were approximately 35.5% of total assets, and we had indebtedness denominated in currencies other than the US Dollar of approximately $21.0 million.

CHAAS ACQUISITIONS, LLC

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

Currency contracts

We have significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, we entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, we entered into additional foreign currency option contracts. We provided a $1.9 million letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro collar exchange rates, fulfillment of the Euro collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period we recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. The final option contracts expired during the second quarter of 2005. Three option contracts expired during the third quarter of 2004 and nine option contracts expired during the first nine months of 2004.  For the three and nine months ended September 30, 2005, we recorded unrealized gains on foreign currency options of $0 and $164,000, respectively. This compares with unrealized gains (losses) on foreign currency options recorded by us for the three and nine months ended September 30, 2004 of $215,000 and ($80,000), respectively.

One of the options that expired in the second quarter of 2005 was the sale of a call option and was based on the average exchange rate of the period for which the option was active. The option expired in the money, requiring us to make a payment of $75,000. This amount was accrued at June 30, 2005 and was paid subsequent to that date.

Upon expiration of the option contracts in the second quarter of 2005, the $1.9 million letter of credit described above expired.

Recently issued accounting standards

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. We have not yet determined the impact, if any, FIN 47 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In May 2004, we executed several foreign currency option contracts. See å - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Credit Sources - Currency Contractsæ.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005 and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in internal controls or in other factors that could significantly affect these controls during the quarter.

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

CHAAS ACQUISITIONS, LLC

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

CHAAS ACQUISITIONS, LLC

Date: November 14, 2005	/s/ Ronald J. Gardhouse
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