Form 10-K
period 2005-12-31
CHAAS ACQUISITIONS LLC
filed 2006-03-31
CIK 1244041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
_________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of the registrant's Units outstanding at March 31, 2006 was 100.
Documents Incorporated by Reference
None

CHAAS ACQUISITIONS, LLC

FORM 10-K
YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS
PART I

PART II

PART III

PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	71

SIGNATURES		72

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD- LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "SHOULD," "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "PLAN," "ESTIMATE," "PREDICT," "POTENTIAL," "FORECAST," "PROJECT," "WILL BE," "CONTINUE" OR VARIATIONS OF SUCH TERMS, OR THE USE OF THESE TERMS IN THE NEGATIVE. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS, AND SUCH DIFFERENCES MAY BE MATERIAL. GENERAL RISKS THAT MAY IMPACT THE ACHIEVEMENT OF SUCH FORECASTS INCLUDE, BUT ARE NOT LIMITED TO: COMPLIANCE WITH NEW LAWS AND REGULATIONS, GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH WE OPERATE, FLUCTUATION IN DEMAND FOR OUR PRODUCTS AND IN THE PRODUCTION OF VEHICLES FOR WHICH WE ARE A SUPPLIER, SIGNIFICANT RAW MATERIAL PRICE FLUCTUATIONS, LABOR DISPUTES WITH OUR EMPLOYEES OR OF OUR SIGNIFICANT CUSTOMERS OR SUPPLIERS, CHANGES IN CONSUMER PREFERENCES, DEPENDENCE ON SIGNIFICANT AUTOMOTIVE CUSTOMERS, THE LEVEL OF COMPETITION IN THE AUTOMOTIVE SUPPLY INDUSTRY, PRICING PRESSURE FROM AUTOMOTIVE CUSTOMERS, OUR SUBSTANTIAL LEVERAGE, LIMITATIONS IMPOSED BY OUR DEBT FACILITIES, CHANGES IN THE POPULARITY OF PARTICULAR VEHICLE MODELS OR TOWING AND RACK SYSTEMS, THE LOSS OF PROGRAMS ON PARTICULAR VEHICLE MODELS, RISKS ASSOCIATED WITH CONDUCTING BUSINESS IN FOREIGN COUNTRIES, OTHER BUSINESS FACTORS AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY’S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. SEE "ITEM 1A. RISK FACTORS." ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ESTIMATES AND ASSUMPTIONS MADE BY OUR MANAGEMENT WHICH, ALTHOUGH BELIEVED TO BE REASONABLE, ARE INHERENTLY UNCERTAIN. GIVEN THESE RISKS AND UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

PART I
Item 1. BUSINESS

Company Background

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC, ("AAS" or the "Predecessor") were acquired by Castle Harlan Partners IV, L.P. (the "Acquisition"), a private equity investment fund organized and managed by Castle Harlan Inc., a private New York based equity firm. CHAAS Holdings, LLC ("CHAAS Holdings") was formed in April 2003 in connection with the Acquisition and was the direct parent of CHAAS Acquisitions, LLC (the "Company"), which was also formed pursuant to the Acquisition.

In January 2004, Advanced Accessory Holdings Corporation ("AAHC") was formed by CHAAS Holdings in connection with an offering of $88 million aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011. At that time CHAAS Holdings made a contribution of all of its equity interests in the Company to AAHC in exchange for all the outstanding membership units of AAHC. CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of the Company.

Unless the context otherwise requires, all information which refers to "we," "our" or "us" refers to the Company and its subsidiaries.

General

We believe we are one of the world's leading designers and manufacturers of exterior accessories for automotive original equipment manufacturers, or OEMs, and the aftermarket. Our main products include a wide array of both rack systems and towing systems as well as related accessories. We believe we are the largest supplier of towing systems in Western Europe and the second largest in the US. In addition, we believe we are one of the two largest suppliers of rack systems in North America. Our products are designed and engineered to meet vehicle-specific requirements, while improving vehicle functionality and styling. We sell our products directly to OEMs producing vehicles in North America and Europe and to many of the major aftermarket distributors, retailers and installers. As a Tier 1 supplier to the OEM market, we are generally awarded contracts to supply products for a given vehicle platform on a sole source basis. For the year ended December 31, 2005, our net sales were $443.5 million.

We have long-standing relationships with many of our major customers and have served our two largest customers, General Motors and DaimlerChrysler for more than 10 years. Our OEM customers include BMW, DaimlerChrysler, Fiat, Ford, General Motors, Honda, Hyundai, Kia, LandRover, Mazda, Mitsubishi, Nissan, Opel, Peugeot, Renault, Skoda, Suzuki, Toyota, Volkswagen and Volvo. Our aftermarket customers include Balkamp (NAPA Auto Parts), Blain’s Farm and Fleet, Canadian Tire, Carquest, Coast Distribution System, Coleman, Keystone, Norauto, O’Reilly, Remeder, Tip Top, Tractor Supply, U-Haul, Victory Packaging and Vroam. Sales to OEM customers represented 67% of our net sales for the year ended December 31, 2005, while the remainder was from sales to customers serving the automotive aftermarket. For the year ended December 31, 2005, 67% of our net sales were derived from our North American operations, while the remainder was from European operations. We are headquartered in Sterling Heights, Michigan and have a total of 31 facilities located in both North America and Europe, of which 23 are manufacturing and engineering facilities.

Products

Our principal product lines are rack systems, towing systems and related accessories. For the year ended December 31, 2005, 45% of our net sales were derived from rack systems and accessories and 55% were derived from towing systems and accessories. Additionally, over the last few years, we have begun to design and manufacture complementary products, such as running boards and pickup truck cargo management systems that include bed cleats and bed rail systems. These products share common customer procurement practices, manufacturing technologies and distribution channels with our existing rack systems and towing systems.

Rack Systems

Fixed Rack Systems. We supply fixed roof rack systems for individual vehicle models that generally are sold to the automotive OEMs for installation at the factory. They are generally supplied for a model for the life of its design, which normally ranges from four to six years. Our fixed rack systems are designed to complement the styling themes of a particular vehicle, as well as to increase the utility and functionality of the rack systems. These rack systems are utilized on a large number of light trucks, including BMW’s X3 and X5, GM’s Escalade, Trailblazer, Envoy, Tahoe, Yukon, HHR and Hummer, Ford’s Freestyle, DaimlerChrysler’s minivans, Durango and Pacifica, Jeep’s Grand Cherokee, Liberty and Commander, Nissan’s Armada, Pathfinder, Xterra, Navara and Frontier and Infiniti’s QX56.

Most of the fixed rack systems we sell are composed of side rails, which run along both sides of the vehicle's roof. In many cases, the rack systems also include cross rails attached to the side rails with stanchions that are typically movable and can be used to carry a load. We use advanced materials such as lightweight, high strength plastics, roll formed steel (cold rolled and stainless) and aluminum to develop durable rack systems that increase vehicle utility while enhancing styling. Many of these products incorporate innovative features such as push button and pull lever stanchions, which allow easy movement of the cross rails to accommodate various size loads, stow-in-side cross rails and lighting.

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

Towing Systems

We design and manufacture fixed and detachable towing systems, as well as a line of towing accessories. Our towing system products fit most vehicles commonly used for towing in Europe and North America, with over 2,500 SKUs in our product line. We believe we are one of the largest suppliers of towing systems in the world, with the leading market position in Europe and the second leading position in North America, with estimated market shares during 2005 of approximately 30% and 20%, respectively.

Towing systems sold in Europe are installed primarily on light duty vehicles. In Europe, we sell both fixed ball towbars as well as more sophisticated detachable ball systems. Fixed ball towbars are designed to be permanently attached to a vehicle, while detachable ball systems are designed so that the towing ball can be easily removed when not in use. The detachable ball systems are becoming increasingly popular, especially with owners of more expensive cars and for cars on which the license plates would otherwise be blocked by a fixed ball towbar. Towing systems sold in Europe are designed to satisfy European Community ("EC") regulatory standards and undergo durability and safety testing in order to comply with these standards. Towing systems sold in North America primarily are installed on light duty trucks including pick-ups, SUVs and vans. All North American products are designed to meet or exceed regulatory requirements and/or customer standards (in the case of OEM customers).

As new vehicles are introduced, we design towing systems to match the specific vehicle design. We have introduced many innovative product designs such as the tubular trailer hitch, which is lighter in weight, less obtrusive and stronger than the conventional hitch. In North America, we also manufacture and distribute fifth wheel and gooseneck hitches. Many of our product innovations have enabled us to improve the functionality and safety of towing systems while, at the same time, enhancing the overall appearance of vehicles utilizing these towing products.

We also offer a line of towing accessory products that includes carriers for bicycles and other gear, trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins.

New Products

We continue to seek to expand our business by offering new products that share common customer procurement practices, manufacturing technologies and distribution channels with our existing products. For example, our accessory products include pickup truck bed rails, bed cleats, running boards and rack and towing accessories. These new products account for only a small portion of our revenues (about 2% of total sales), but they will continue to grow in the future.

In addition, research and development, or R&D, is underway and we have developed working prototypes of retractable towing systems, manual and electronic, for the European market. This represents a significant growth opportunity.

Customers and Marketing

Sales to OEM and aftermarket customers represented 67% and 33% of our net sales, respectively, for the year ended December 31, 2005.

Automotive OEMs

We obtain most of our new orders through a sourcing process by which the customer invites a few preferred suppliers to design and manufacture a component or system that meets certain price, timing, functional and aesthetic parameters. Upon selection at the development stage, we typically agree with the customer to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of business, we receive a purchase order that covers parts to be supplied for a particular vehicle. Sales to OEMs are handled directly by our internal sales staff and outside sales representatives. With most OEMs, including General Motors, DaimlerChrysler and Nissan, we often enter into a contract for the life of a particular vehicle model, which is usually four to six years. These contracts provide the general terms and conditions for the supply of goods and services to the OEM.

               We sell our products to most of the OEMs producing vehicles in North America and Europe, including BMW, DaimlerChrysler, Fiat, Ford, General Motors, Honda, Hyundai, Kia, LandRover, Mazda, Mitsubishi, Nissan, Opel, Peugeot, Renault, Skoda, Suzuki, Toyota, Volkswagen and Volvo. General Motors, DaimlerChrysler and Nissan are our largest customers. Sales to General Motors, DaimlerChrysler and Nissan were 17%, 13% and 11%, respectively, of our aggregate net sales for the year ended December 31, 2005.

Automotive Aftermarket

The automotive aftermarket consists of auto parts retailers and wholesale distributors as well as installers of automotive accessories. The largest of our aftermarket customers include Balkamp (NAPA Auto Parts), Blain’s Farm and Fleet, Canadian Tire, Carquest, Coast Distribution System, Coleman, Keystone, Norauto, O’Reilly, Remeder, Tip Top, Tractor Supply, U-Haul, Victory Packaging and Vroam. We sell our products into the various aftermarket channels, through our internal sales force and through third party sales representatives.

Our sales in the automotive aftermarket are seasonal. Historically, the highest sales have been in the second quarter of each year. The first and third quarters are fairly evenly matched, followed by the fourth quarter.

Product Design, Development and Testing

We believe that we are a leader in the design and development of rack systems, towing systems and lifestyle accessories, and our products have a reputation for quality, reliability and performance. Our in-house engineering and design staff consists of approximately 125 technical personnel. We hold more than 120 U.S. and foreign patents and have numerous patent applications pending. In addition, we hold numerous trademarks. However, no single patent or trademark is material to our operations.

We spent approximately $11.2 million, $10.7 million and $9.6 million on engineering and R&D for the years 2005, 2004 and 2003, respectively. When an OEM is in the process of developing a new model, which is usually two to four years in advance of the model's introduction, it typically approaches a supplier with a request to supply the required towing system or rack system. Our product development engineers then work closely with the OEM to develop a product that satisfies the OEM's aesthetic and functional requirements. We believe that the OEM relationships provide us with a competitive advantage in the aftermarket, as we already possess the knowledge to create towing systems and rack accessories compatible with new model vehicles prior to release.

We have extensive testing capabilities, which enable us to test and certify our products. We have purchased or developed specialized testing equipment for use specifically in our testing laboratories. We subject our products to tests that we believe are more demanding than conditions that occur during normal use.

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

Manufacturing Process

Our manufacturing operations are directed toward achieving ongoing quality improvements, reducing manufacturing and overhead costs, realizing efficiencies and adding flexibility. We have organized our production processes to reduce the number of manufacturing functions and the frequency of material handling, which we believe has resulted in quality improvements and reduced costs. In addition, we use cellular manufacturing, which improves scheduling flexibility, productivity and quality, while reducing work in process and costs.

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

Raw Materials

Numerous raw materials are used in the manufacture of our products. Steel (galvanized and stainless), which is purchased in sheets, rolls, bars or tubes, aluminum and resin account for the most significant components of our raw material costs in 2005. We have various suppliers globally and are not dependent on any one supplier or small group of suppliers for any of our raw materials. We are committed to supplier development and long-term supplier relationships. However, most of our raw material demands are for commodities and, as such, can be purchased on the open market on an as needed basis. We select among available suppliers by comparing cost, consistent quality and timely delivery, as well as compliance with QS-9000, ISO-9000 and TS-16949 standards.

Throughout 2005, galvanized steel prices have been stable and, in some cases, actually declined. Stainless steel, however, which has become a greater portion of our product offering, has actually increased, being subject to certain surcharges for nickel and other base elements. Aluminum prices have continued to increase, particularly at year-end 2005 and into 2006. Resin prices increased an average of 9% during 2005 and certain nylon-based resins have been subject to significant price increases.

Backlog

Products sold to OEMs are generally single sourced and actual production and shipment to the OEMs is dependent upon their weekly vehicle production release schedules. We typically negotiate annual pricing agreements with our aftermarket customers without firm order commitments.

Competition

Our industry is highly competitive. Although we believe we are one of the world's largest suppliers of rack and towing systems, a large number of competitors exist, some of which are larger than us and have substantially greater resources. In the rack systems and accessory market, our competitors include Decoma, JAC Holding, Thule International, Yakima Products and several smaller regional competitors. In the towing systems market, in North America we primarily compete with Cequent, Curt and MasterLock, and in Europe we primarily compete with Bosal, Oris, Westfalia and Witter. In addition to these competitors, we also compete with numerous small regional suppliers in both North America and Europe.

We compete primarily on the basis of product quality, cost, timely delivery, customer service, engineering and design capabilities as well as product innovation in both the OEM market and automotive aftermarket. We believe that as OEMs continue to strive to reduce new model development cost and time, innovation, design and engineering capabilities will become even more important as a basis for distinguishing competitors. We believe we have leading capabilities in these areas. In the automotive aftermarket, we believe that our wide range of products is a competitive advantage. For example, we have developed towing systems to fit almost every light vehicle used for towing in North America and Europe. We believe our competitive advantage in the aftermarket is enhanced by our close relationship with OEMs, allowing us access to automobile design and the ability to be first to market.

Environmental Regulation

Our operations, both in the United States and throughout Europe, are subject to foreign, federal, state and local environmental laws and regulations that limit discharges into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. These laws are often complex, change frequently and have tended to become more restrictive over time.

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

We have incurred and expect to incur costs for our operations in order to comply with the requirements under applicable environmental laws. These costs could increase in the future. While such costs have not been significant, we cannot guarantee they will not be material in the future. We anticipate that standards under environmental laws and regulations will continue to tighten.

There are no existing environmental claims against us. Soil and groundwater contamination attributable to solvents has been identified in areas near our manufacturing facility in Lodi, California. The city of Lodi identified responsible parties and is beginning to settle open lawsuits. We have not been included in the lawsuits and the city has not identified any new defendants. However, we cannot guarantee that we will not in the future incur liability under environmental laws and regulations with respect to contamination at this or other sites currently or formerly owned or operated by us (including contamination caused by prior owners and operators of such sites), or the off-site disposal of hazardous substances. We have obtained insurance coverage for some environmental liabilities for certain of our U.S. and foreign based facilities, subject to certain time and dollar limits and exceptions and exclusions under the policies, which may operate to preclude or afford only partial coverage of any future liability.

Employees

At February 28, 2006, we had approximately 2,300 employees, of whom approximately 1,400 are hourly employees and approximately 900 are salaried personnel. The Teamsters Union represents approximately 260 of our employees in the United States at the Port Huron, Michigan facility. Collective bargaining agreements with the Teamsters Union affecting these employees are in place until April 2007. As is common in many European jurisdictions, most of our approximately 900 employees in Europe are covered by countrywide collective bargaining agreements. We believe that relations with our employees are good.

Financial Information About Foreign and Domestic Operations

For financial information about our foreign and domestic operations and net sales by product line, see "Note 12" of our "Notes to Consolidated Financial Statements" included in Item 8 of this report.

Item 1A. RISK FACTORS

Risk Relating to Our Indebtedness

We have substantial debt that could adversely affect our financial health and our ability to remain competitive. As of December 31, 2005 we have approximately $213.7 million of debt and $14.3 million of additional borrowing availability under our credit facilities subject to compliance with our financial and other covenants and the terms set forth therein.

Our substantial debt could have important consequences. For example, it could:
•	make us vulnerable to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing for future working capital, capital expenditures, product development efforts, strategic acquisitions and other general corporate requirements;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to our competitors that may have proportionately less debt.

Our debt service will require a significant amount of cash.

To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. Our operating performance, cash flow and capital resources may not be sufficient for payment of our debt in the future. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions, and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:
•	economic and competitive conditions affecting the market for our products and the automotive accessories and automotive markets generally;
•	operating difficulties, increased operating costs or pricing pressures we may experience;
•	increased raw material costs; and
•	delays in implementing any strategic projects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we may not be able to do so under favorable terns if any such transaction could be completed at all.

We may be unable to comply with, among other things, our fixed charge coverage ratio and leverage ratio under the terms of our amended credit facility.

Our ability to meet the financial ratios and tests under our amended credit facility is affected, in part, by events beyond our control, and we may not be able to satisfy those ratios and tests. Prior to amending our credit facility on March 29, 2006, it was necessary for us to seek amendments to our credit facility on earlier occasions. If we fail to comply with these ratios and tests and are unable to obtain an amendment, no further borrowings would be available under the revolving credit facility, and our lenders will be entitled to, among other things, accelerate the debt outstanding under the credit facility so that it is immediately due and payable and ultimately foreclose on our assets that secure the debt. Any significant inability to draw on the credit facility or acceleration of the debt outstanding under the credit facility would have a material adverse effect on our financial condition and operations. For a more detailed discussion of our credit facility, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Risks Relating to Our Business

Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular vehicle models could reduce our sales and harm our profitability.

General Motors, DaimlerChrysler and Nissan, our three largest customers, accounted for 17%, 13% and 11% respectively, of our aggregate net sales for fiscal 2005. In addition, for fiscal 2005, our ten largest customers accounted for 62% of our aggregate net sales. The loss of General Motors, DaimlerChrysler or Nissan as a customer or the loss of significant business from any of these customers would have a material adverse effect on our business, results of operations and financial condition. In addition, the loss of significant business from other OEM customers could have a material adverse effect on our business, results of operations and financial condition. Most of our OEM sales are made pursuant to purchase orders. These purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for the purchase of a minimum or a specific quantity of products and are terminable at will by the customers. In addition, we have contracts with certain large OEM customers that require us to make annual price reductions. Future price accommodations to these customers or any of our other large customers could have a material adverse effect on our business, results of operations and financial condition.

The North American domestic automotive industry in which the Company operates has experienced a downturn in the recent past. General Motors and Ford Motor Company have announced workforce reductions, plant closings and experienced rising cost pressures including, but not limited to, increasing costs of worker healthcare. The Company is not able to predict how long these industry trends will continue, but a sustained downturn could have a material adverse affect on the Company's results of operations, cash flows and financial position.

Demand for automotive accessories is dependent on the North American and the European automotive industries and economies.

Our financial performance depends on conditions in the global automotive industry, and, generally, on the North American and European economies. Demand in the automotive industry fluctuates significantly in response to overall economic conditions and is particularly sensitive to changes in interest rate levels, consumer confidence and fuel costs. Any sustained weakness in demand or continued downturn in the economy generally would have a material adverse effect on our business, results of operations and financial condition.

Our sales are also impacted by retail inventory levels and our OEM customers' production schedules. We cannot predict when the OEMs will decide to either build or reduce inventory levels or whether new inventory levels will approximate historical levels. In addition, our profitability is also impacted by product mix and product development cost. These factors may result in significant quarter-to-quarter and year over year variability in our performance. Uncertainty regarding inventory levels has been exacerbated by favorable consumer financing programs initiated by our OEM customers which may accelerate sales that otherwise would occur in future periods. In addition, we have historically experienced sales declines during the OEMs' scheduled shut-downs or shut-downs resulting from unforeseen events. Continued uncertainty and other unexpected fluctuations may have a material adverse effect on business, results of operations and financial condition.

The OEM supplier industry is also cyclical and, in large part, dependent upon the overall strength of consumer demand for various types of motor vehicles. A decrease in consumer demand for motor vehicles in general or specific types of vehicles could have a material adverse effect on our business, results of operations and financial condition.

Our business could be adversely affected by future work stoppages impacting our customers.

A substantial number of employees of our largest customers and of their key suppliers are represented by trade unions, including the UAW. Because these customers account for a large percentage of our sales, future work stoppages at these customers or their key suppliers could adversely affect our results of operations and financial conditions.

Our industry is highly competitive.

We have a large number of competitors, some of which are larger than us and have substantially greater resources than we do. Our business may be adversely affected by increased competition, including pricing competition, in the markets in which we currently operate.

We are subject to certain risks associated with our foreign operations.

We manufacture and/or sell our products in Europe and Canada, in addition to the United States. For fiscal 2005, 37% of our net sales were derived from operations conducted outside the United States, mostly from Europe. These sales are principally in Euros. Foreign operations are subject to certain risks that can materially affect our sales, profits, cash flows and financial position. These risks include, but are not limited to:
•	currency exchange rate fluctuations;
•
tax rates in certain foreign countries potentially exceeding those in the United States and foreign earnings potentially being subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate and/or sell our products, including inflation;
•	the difficulties associated with managing a large organization spread throughout various countries; and
•	required compliance with a variety of foreign laws and regulations.

In particular, currency exchange rate fluctuations have in the past impacted our revenues, gross margins and debt servicing requirements. As of December 31, 2005, we had approximately $22.3 million of debt denominated in currencies other than the U.S. dollar.

Some of our employees are unionized.

As is common in many European jurisdictions, substantially all of our approximately 900 employees in Europe are covered by country-wide collective bargaining agreements. Approximately 260 of our employees in the United States at the Port Huron, Michigan facility are represented by the Teamsters Union. Collective bargaining agreements with the Teamsters Union affecting these employees expire in April 2007. A significant dispute with our employees could have a material adverse effect on our business, results of operations and financial condition.

We may incur material product liability and product recall costs.

We face an inherent business risk of exposure to product liability claims in the event that the failure of our products to perform to specifications results, or is alleged to result, in property damage, bodily injury and/or death. We may experience material product liability losses in the future and / or incur significant costs to defend such claims.

In addition, if any products we design are or are alleged to be defective, we may be required to participate in government-imposed or OEM-instituted recalls involving our products, which would result in additional costs to us, which could be material. We also may incur costs relating to product recalls arising out of car design issues, rather than issues relating to the design of our products or their quality or performance.

In November 2005, a major OEM customer of Valley Automotive recalled, in total, approximately 17 thousand trailer hitches Valley Automotive had supplied. The recall affects one specific vehicle application produced between January 2005 and September 2005. The Company worked with its customer to provide technical and other support in response to the recall. In the third and fourth quarters of 2005, based upon information gathered concerning the costs of the recall and from discussions with its customer, the Company estimated and recorded an expense of $2.3 million, a majority of which remains outstanding at December 31, 2005. The expense is included in cost of sales in 2005.

If we are unable to obtain our raw materials at favorable prices, it could adversely impact our financial condition.

Numerous raw materials are used in the manufacture of our products. Steel, which is purchased in sheets, rolls, bars or tubes, aluminum and plastic resin accounted for the most significant components of our raw material costs in 2005. The domestic steel industry has experienced substantial financial instability due to numerous factors, including higher energy costs, the weakening of the U.S. dollar and the effect of foreign competition. In certain circumstances availability has become uncertain and prices of these materials continually fluctuate. In addition, we may be unable to pass on the increased costs of raw materials to our customers. Our inability to procure steel in sufficient quantities if at all or at acceptable prices and/or our inability to pass on increased raw material costs to our customers could adversely affect our business, results of operations and financial condition.

We may make acquisitions, which present additional risks.

Part of our growth strategy includes pursuing acquisitions. We may not be able to consummate acquisitions in the future on terms acceptable to us, if at all. In addition, we may not be able to integrate any future acquisitions successfully or realize the anticipated strategic benefits of any future acquisitions. Acquisitions may involve a number of special risks, including, but not limited to:
•	adverse short-term effects on our reported operating results;
•	diversion of management's attention;
•	difficulties assimilating and integrating the operations of the acquired company with our own; and
•	unanticipated liabilities or contingencies relating to the acquired company.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The Company’s executive offices and a subsidiary’s, SportRack, LLC, headquarters are co-located in 14,550 square feet of leased space in Sterling Heights, Michigan. We have 31 facilities with approximately 2.4 million square feet of space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear and that it has sufficient capacity to meet our current and projected manufacturing and distribution needs.

Our facilities are as follows:

LOCATION	PRINCIPAL FUNCTIONS	SQUARE FEET	OWNED/ LEASED	LEASE EXPIRATION*
North America
Lodi, California	Administration, engineering and manufacturing	150,000	Owned	—
Lodi, California	Warehousing	77,760	Leased	2010
Tifton, Georgia	Warehousing	35,000	Leased	2006
Adrian, Michigan	Administration	9,000	Leased	2007
Madison Heights, Michigan	Administration and manufacturing	90,000	Leased	2009
Madison Heights, Michigan	Engineering and manufacturing	18,000	Leased	2009
Port Huron, Michigan	Manufacturing	216,000	Leased	2033
Port Huron, Michigan	Warehousing	25,600	Leased	Month to Month
Rockwood, Michigan	Warehousing	10,000	Leased	Month to Month
Shelby Township, Michigan	Manufacturing	74,800	Leased	2033
Shelby Township, Michigan	Manufacturing	13,000	Leased	2008
Sterling Heights, Michigan	Administration and engineering	14,550	Leased	2009
Sterling Heights, Michigan	Manufacturing	58,000	Leased	2006
Wyandotte, Michigan	Manufacturing	5,000	Leased	2006
Greenwood, Mississippi	Manufacturing	101,000	Leased	2012
Grove City, Ohio	Warehousing	57,600	Leased	2011
Bromptonville, Quebec	Manufacturing	5,000	Leased	2006
Granby, Quebec	Administration, manufacturing and warehousing	156,450	Leased	2008
Dallas, Texas	Warehousing	35,000	Leased	2010
Europe
Bakov nad Jizerou, Czech Republic	Manufacturing	36,000	Leased	2007
Straz pod Ralskem, Czech Republic	Manufacturing	5,000	Leased	2007
Fensmark, Denmark	Manufacturing and warehousing	49,500	Owned	—
Reims, France	Manufacturing and warehousing	151,000	Leased	2015
Sandhausen, Germany	Administration and engineering	1,600	Leased	Month to Month
St. Victoria di Gualtieri, Italy	Administration, engineering, manufacturing and warehousing	170,000	Leased	2008
Hoogeveen, The Netherlands	Manufacturing	185,000	Owned	—
Staphorst, The Netherlands	Administration, engineering, manufacturing and warehousing	405,000	Owned	—
Wolsztyn, Poland	Warehousing	5,000	Leased	Month to Month
Barcelona, Spain	Manufacturing	8,000	Leased	Month to Month
Vanersborg, Sweden	Manufacturing and warehousing	160,000	Leased	2006
Nuneaton, United Kingdom	Manufacturing and warehousing	42,550	Owned	—

* Gives effect to all renewal options.

Item 3. LEGAL PROCEEDINGS

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our units. At March 31, 2006, all of our 100 outstanding units were held by AAHC, our direct parent. The Company has not declared dividends on its common units. The Company is restricted from paying dividends by certain of our credit facility covenants, the indenture pursuant to which the 13¼% Senior Discount Notes were issued and the indenture pursuant to which the 10¾% Senior Secured Notes were issued (see "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources"). However, the Company may pay dividends in the future if it is permitted to do so under our debt covenants.

As of March 31, 2006, there were seven holders of record of common units of CHAAS Holdings, our indirect parent, and five holders of record of preferred units of CHAAS Holdings.

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

On April 15, 2003, substantially all of the equity interests of the Predecessor were acquired by Castle Harlan Partners IV, L.P., ("CHP IV"), a private equity investment fund organized and managed by Castle Harlan, Inc. CHAAS Holdings was formed in April 2003 in connection with the Acquisition and was the direct parent of the Company, which was also formed pursuant to the Acquisition. In January 2004, AAHC was formed by CHAAS Holdings. At that time CHAAS Holdings made a contribution of all of its equity interests in the Company to AAHC in exchange for all the outstanding membership units of AAHC. CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of the Company.

The financial statements for the periods subsequent to April 14, 2003 reflect the Company on a consolidated basis subsequent to the Acquisition. All financial statements prior to that date reflect AAS on a consolidated basis prior to the Acquisition.

The information below presents our consolidated financial data for the years ended December 31, 2005 and 2004 and the period from April 15, 2003 through December 31, 2003 and has been derived from our audited financial statements. The information below also presents consolidated financial data of the Predecessor for the period January 1, 2003 through April 14, 2003 and the years ended December 31, 2002 and 2001 and has been derived from the audited financial statements of the Predecessor. The following table should be read in conjunction with the consolidated financial statements of the Company and its Predecessor and notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Company			Predecessor
			Period from	Period from
			April 15, 2003	January 1, 2003
			through	through
	Year Ended December 31,		December 31,	April 14,	Year Ended December 31,
	2005	2004	2003	2003	2002	2001
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$443,527	$391,771	$256,058	$101,854	$329,782	$314,035
Cost of sales	373,624	313,931	196,927	76,508	250,516	239,583
Gross profit	69,903	77,840	59,131	25,346	79,266	74,452
Selling, administrative and product development expenses	62,006	59,948	36,862	14,908	48,103	44,769
Stock option compensation	—	—	—	10,125	—	—
Transaction expenses	—	—	—	3,784	1,206	—
Amortization of intangible assets (1)	8,215	8,274	5,800	11	122	3,312
Impairment of goodwill and intangible assets	43,096	—	—	—	—	—
Operating income (loss)	(43,414)	9,618	16,469	(3,482)	29,835	26,371
Other income (expense)
Interest expense	(22,158)	(21,028)	(14,409)	(4,772)	(15,907)	(17,684)
Loss resulting from debt extinguishment	—	—	(7,308)	—	—	—
Foreign currency gain (loss) (2)	(4,632)	2,090	(400)	3,240	8,429	(4,948)
Other expense	(757)	(1,502)	(254)	(84)	(520)	(743)
Income (loss) before income taxes and cumulative effect of accounting change	(70,961)	(10,822)	(5,902)	(5,098)	21,837	2,996
Provision (benefit) for income taxes (3)	(9,170)	3,354	(394)	1,600	4,252	602
Income (loss) before cumulative effect of accounting change	(61,791)	(14,176)	(5,508)	(6,698)	17,585	2,394
Cumulative effect of accounting change for goodwill impairment (1)	—	—	—	—	(29,207)	—
Net income (loss)	$(61,791)	$(14,176)	$(5,508)	$(6,698)	$(11,622)	$2,394
Balance Sheet Data (at end of period):
Cash and cash equivalents	$13,429	$14,747	$16,686	$6,830	$2,653	$2,139
Working capital	74,416	77,303	84,341	31,957	20,954	23,380
Total assets	311,446	377,982	367,591	241,022	224,155	228,290
Total debt, including current maturities	213,748	205,247	198,814	160,677	154,947	156,649
Mandatorily redeemable warrants	—	—	—	5,581	5,250	5,130
Distributions to members	—	—	—	122	3,356	801
Members' equity (deficit)	23,763	89,765	101,082	(13,632)	(6,388)	8,324
Other Financial Data:
Cash flows provided by (used for) operating activities	$(1,684)	$7,083	$10,765	$2,898	$21,004	$27,651
Cash flows used for investing activities	(8,692)	(12,711)	(113,510)	(2,512)	(15,354)	(7,580)
Cash flows provided by (used for) financing activities	9,964	3,640	118,674	4,086	(5,526)	(20,389)
Adjusted EBITDA (4)	18,269	32,515	23,014	3,369	50,321	35,304
Depreciation	15,761	14,035	8,502	3,520	11,299	10,569
Capital expenditures	9,318	13,570	10,512	2,512	15,354	7,580
Ratio of adjusted EBITDA to interest expense	0.82x	1.55x	1.60x	0.71x	2.63x	2.28x
Ratio of earnings to fixed charges (5)	—	—	—	—	2.16x	1.15x

(1)
On January 1, 2002, we adopted the accounting standards set forth in Statement of Financial Accounting Standards ("SFAS") 142. SFAS 142 changed the methodology for assessing goodwill impairment. The initial application of this statement resulted in an impairment of goodwill of $29.2 million to write down goodwill related to the Valley acquisition, which was consummated in August 1997. The impairment was a result of the change in accounting standards and was reported as a cumulative effect of accounting change. Under SFAS 142, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which are determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley, for which taxable income accrued to the individual members, no tax effect was recorded for this charge. Additionally, under SFAS 142, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction of $3.0 million in amortization of intangible assets during 2002 and onward as compared with 2001.

Using these guidelines we determined that, as of December 31, 2005, the carrying value of goodwill exceeded its fair value creating an impairment loss of $39,061. The impairment reduced the December 31, 2005 balance of goodwill to $0. In addition, the Company determined that as of December 31, 2005, the carrying value of trade names exceeded their fair value creating an impairment loss of $4,035. The impairment of goodwill and the intangible asset primarily resulted from the recent operating performance of SportRack and decline of its projected future cash flows on a discounted basis. This impairment charge adjusted the carrying value of SportRack’s goodwill and intangible assets to their implied fair value. No impairment at other operating units was indicated during this review.

(2)
Primarily represents net currency gain and loss on indebtedness of our foreign subsidiaries denominated in currencies other than their functional currency for the years ended December 31, 2001 and 2002 and the period ended April 14, 2003. For the period ended December 31, 2003, the foreign currency loss results primarily from our Canadian subsidiary’s sales to U.S. customers where the transactions are denominated in U.S. dollars. For the years ended December 31, 2005 and 2004, the foreign currency gain (loss) results primarily from the revaluation of intercompany indebtedness of our European subsidiaries, offset by our Canadian subsidiary’s sales to U.S. customers where the transactions are denominated in U.S. dollars.

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

(4)
Adjusted EBITDA is defined as net income plus income taxes, interest expense, depreciation, amortization of intangible assets and impairment of goodwill and intangible assets. Our management uses Adjusted EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts additional information to evaluate our ability to meet our debt service obligations. Adjusted EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or cash flow from operating activities determined in accordance with GAAP. Because Adjusted EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to Adjusted EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our cash flow provided by operating activities.

	Company			Predecessor
			Period from	Period from
			April 15, 2003	January 1, 2003
			through	through
	Year Ended December 31,		December 31,	April 14,	Year Ended December 31,
	2005	2004	2003	2003	2002	2001
	(Dollars in thousands)
Adjusted EBITDA	$18,269	$32,515	$23,014	$3,369	$50,321	$35,304
Add (subtract):
Benefit (provision) for income taxes	9,170	(3,354)	394	(1,600)	(4,252)	(602)
Interest expense, net	(22,158)	(21,028)	(12,707)	(4,455)	(15,000)	(17,006)
Loss resulting from debt extinguishment	—	—	7,308	—	—	—
Stock option compensation	—	—	—	10,125	—	—
Other adjustments	2,990	2,942	643	(249)	(65)	(2)
Foreign currency (gains) losses	544	(740)	117	(3,061)	(8,190)	4,965
Deferred income tax provision	(11,895)	5,579	(462)	(87)	1,298	(161)
Changes in working capital and other assets and liabilities	1,396	(8,831)	(7,542)	(1,144)	(3,108)	5,153
Net cash provided by (used in) operating activities	$(1,684)	$7,083	$10,765	$2,898	$21,004	$27,651

(5)
For purposes of determining the ratio of earnings to fixed charges, "earnings" are defined as income (loss) before income taxes, plus fixed charges. "Fixed charges" consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the component of operating lease rental expense that management believes is representative of the interest component of rent expense. Fixed charges exceeded earnings by $71.0 million, $10.8 million, $5.9 million and $5.1 million during the years ended December 31, 2005 and 2004, and the periods ended December 31, 2003 and April 14, 2003, resulting in a ratio less than one.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Company Background

We believe we are one of the world’s leading designers and manufacturers of exterior accessories for automotive original equipment manufacturers and the aftermarket. We design and manufacture a wide array of both rack systems and towing systems and related accessories. Our broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards, and sailboards. Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins. Our products are sold as standard accessories or options for a variety of light vehicles.

Industry Trends and Competition

Several trends are affecting the already highly competitive automotive industry, including a decline in the US domestic market share with its accompanying price pressures, worldwide increases in steel, aluminum and resin demand and prices and the ongoing financial distress of the US domestic OEMs and supply base.

US Domestic Market Share

The US market share for General Motors and Ford has declined and their US domestic vehicle production levels continue to decrease. This affects us in lower sales volumes to these customers and in increased pressure to lower our selling prices. Year-to-year price reductions are common in the industry, and the long-term contracts that we use to sell our products often include annual price reductions. We do not believe that these price reductions will have a material adverse impact on our results because we intend to offset such price reductions through cost reductions and other productivity increases.

Increases in Raw Materials Costs

Worldwide market conditions, including the growth of demand from China and other Asian countries, and the tensions in the Mid-East have resulted in higher steel, aluminum and resin prices in recent years. These increases in demand are seen as long-term and we do not expect prices to go down in the short term. We are focused on mitigating the impact of this trend through commercial agreements with our customers, competitive sourcing arrangements, technology advancements and improvements in the efficiency of our production processes.

Financial Distress of US Domestic OEMs and Suppliers

The declining market share of US domestic OEMs, their high legacy costs, and increased raw material prices and higher energy costs have resulted in financial losses for them. As well, several large automotive suppliers have filed for Chapter 11 bankruptcy protection. A result of these issues is that the US domestic automotive industry is experiencing a major structural change. The Company is not able to predict how long these industry trends will continue, but a sustained downturn could have a material adverse affect on the Company's results of operations, cash flows and financial position.

The Acquisition

On April 15, 2003, substantially all of the equity interests of the Predecessor were acquired by CHP IV. CHAAS Holdings was formed in April 2003 in connection with the Acquisition and is the direct parent of CHAAS Acquisitions, LLC, which was also formed pursuant to the Acquisition. In January 2004, AAHC was formed by CHAAS Holdings. At that time CHAAS Holdings made a contribution of all of its equity interests in the Company to AAHC in exchange for all the outstanding membership units of AAHC. CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of the Company.

CHAAS Holdings has no independent operations. We refer to CHP IV and its affiliates (other than CHAAS Holdings and its subsidiaries) in this Form 10-K as the "Castle Harlan Group."

The financial statements for the periods subsequent to April 14, 2003 are referred to as the financial statements of the Company and reflect the Company on a consolidated basis subsequent to the Acquisition. All financial statements prior to that date are referred to as the financial statements of the Predecessor and reflect AAS on a consolidated basis prior to the Acquisition.

Note Offerings

On May 23, 2003, the Company’s wholly owned subsidiaries, AAS and AAS Capital Corporation, sold $150.0 million of its 10¾% Senior Notes due June 15, 2011. Under the terms of a registration rights agreement, on November 18, 2003, the Series A 10¾% Senior Notes were exchanged for Series B 10¾% Senior Notes ("10¾% Senior Notes") having substantially identical terms, pursuant to the Company’s October 16, 2003 registration statement covering the exchange offer.

In January 2004, CHAAS Holdings formed a new wholly owned subsidiary, AAHC, which directly owns all of the equity interests of the Company. On February 4, 2004, AAHC issued 13¼% Senior Discount Notes, which will have an aggregate principal amount at maturity of $88.0 million in an offering exempt from the registration requirements of the Securities Act. The net proceeds from the issuance were approximately $47.8 million after deducting estimated fees and expenses of the issuance. In conjunction with the offering, AAHC committed to purchase, repay or prepay, on terms as may be negotiated, not less than $5.0 million in aggregate principal amount of our then outstanding debt. On February 5, 2004, AAHC purchased approximately $4.7 million face value of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition and the balance was used to pay down a portion of the revolver debt. Under the terms of a registration rights agreement, on June 1, 2004, the Series A 13¼% Senior Discount Notes were exchanged for Series B 13¼% Senior Discount Notes ("13¼% Senior Discount Notes") having substantially identical terms, pursuant to AAHC’s April 29, 2004 registration statement covering the exchange offer.

Closing Purchase Price and Adjustments

The consideration paid at or shortly after the closing of the Acquisition was approximately $266.0 million, approximately $168.0 million of which was used to repay, assume or defease certain of our indebtedness at the time of the Acquisition and approximately $98.0 million (inclusive of the subordinated promissory notes and a subsequent working capital adjustment) which was used for the closing purchase price of the equity interests of AAS.

At the closing of the Acquisition, subordinated promissory notes in an aggregate principal amount of $10.0 million were issued to J.P. Morgan Partners (23 SBIC), LLC, directors and officers of the Predecessor, and other investors (the "Sellers") by Valley and SportRack, two of our subsidiaries. The subordinated promissory notes were guaranteed on a subordinated basis by CHAAS Holdings and all of its domestic subsidiaries. The interest rate on the subordinated promissory notes is 12% per annum until maturity. Accrued interest is not payable in cash but added to principal. The maturity date on the subordinated promissory notes will be no earlier than 91 days subsequent to the maturity date of our 10¾% Senior Notes, subject to certain exceptions. In February 2004, AAHC, our direct parent, purchased approximately $4.7 million of the subordinated promissory notes issued to the Sellers.

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

In the event the Castle Harlan Group receives proceeds from certain sales of equity interests in or assets of CHAAS Holdings or from certain sales of assets or equity interests that do not otherwise constitute a change in control, CHAAS Holdings has agreed to accelerate payment to the Sellers of a percentage of any unearned portion of the additional consideration equal to the percentage of the value of the interests sold or redeemed by the Castle Harlan Group in each such transaction, subject in all cases to the Castle Harlan Group having achieved an assumed 30% annualized internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries at the time of each transaction. We will have no obligation to pay any portion of the annual additional consideration that has not been earned by the Sellers on or before March 31, 2006, except as to any consideration that would have been earned but was deferred because of a holdback, escrow, earnout or other similar arrangements in connection with a change in control. The specified annualized internal rate of return was not achieved in calendar years 2003, 2004 or 2005; therefore we have not recorded a liability for additional consideration.

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

At the closing of the Acquisition, the Sellers deposited $10.0 million with a third party escrow agent to secure the Sellers’ indemnification obligations and certain other contingent payment obligations of the Sellers under the securities purchase agreement. On June 29, 2004 CHAAS Holdings, LLC delivered a claim notice for indemnification on four claims in the aggregate amount of $2.8 million. On July 8, 2004 the Sellers’ representative disputed all four claims. CHAAS Holdings and the Sellers’ representative have not fully and finally resolved the disputed claims and the amount in dispute will continue to be held in escrow until the dispute is resolved either by agreement of CHAAS Holdings and the Sellers or by a non-appealable order of a court of competent jurisdiction.

The Sellers have also agreed in the securities purchase agreement to indemnify CHAAS Holdings and its affiliates, without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates in connection with the recall instituted by three OEMs of approximately 41,000 G 3.0 model removable towbar systems produced by Brink between January 1999 and March 2000. The securities purchase agreement provides that we may settle all matters relating to this recall for up to an aggregate of $4.0 million without the consent of the Sellers. Any settlement that exceeds $4.0 million requires the consent of the Sellers, although the Sellers continue to maintain responsibility for all losses, whether or not they agree to any such settlement. In January 2004, we, with the Sellers’ consent, reached an agreement with the OEM customers to resolve the recall obligation. On January 30, 2004, we paid the OEM customers $4.1 million and were reimbursed by the Sellers for a like amount from an escrow account established on April 15, 2003 in conjunction with the Acquisition. Under the terms of the settlement we are required to reimburse the customer for additional costs through either cash payments or shipment of replacement parts. On June 29, 2004, CHAAS Holdings made a claim in accordance with the terms of the escrow agreement seeking indemnification from the Sellers in the amount of $0.8 million for fees and expenses incurred in connection with the G 3.0 model recall. We are currently in discussions with the Sellers with respect to the reimbursement of this claim.

RECENT EVENTS

On March 8, 2006 we announced our intention to close the Greenwood, Mississippi facility. Current production will be transferred to other locations. The costs to close the facility will include severance, cost to move equipment and ongoing lease costs and are estimated to be from $1.7 million to $2.5 million.

RESULTS OF OPERATIONS

Summary Results of Operations

The following table presents the major components of the statement of operations together with percentages of each component as a percentage of net sales.

	Company						Predecessor
					Period from April 15, 2003 through December 31, 2003		Period from January 1, 2003 Through April 14, 2003

	Year ended		Year ended
	December 31, 2005		December 31, 2004
	(in thousands)
Net sales	$443,527	100.0%	$391,771	100.0%	$256,058	100.0%	$101,854	100.0%
Gross profit	69,903	15.8%	77,840	19.9%	59,131	23.1%	25,346	24.9%
Selling, administrative and product development expenses	62,006	14.0%	59,948	15.3%	36,862	14.4%	14,908	14.6%
Stock option compensation	—	—	—	—	—	—	10,125	9.9%
Transaction expenses	—	—	—	—	—	—	3,784	3.7%
Amortization of intangible assets	8,215	1.9%	8,274	2.1%	5,800	2.3%	11	0.0%
Impairment of goodwill and intangible assets	43,096	9.7%	—	—	—	—	—	—
Operating income (loss)	(43,414)	(9.8)%	9,618	2.5%	16,469	6.4%	(3,482)	(3.4)%
Interest expense	(22,158)	(5.0)%	(21,028)	(5.4)%	(14,409)	(5.6)%	(4,772)	(4.7)%
Loss resulting from debt extinguishment	—	—	—	—	(7,308)	(2.9)%	—	—
Foreign currency gain (loss)	(4,632)	(1.0)%	2,090	0.5%	(400)	(0.2)%	3,240	3.2%
Other expense	(757)	(0.2)%	(1,502)	(0.4)%	(254)	(0.1)%	(84)	(0.1)%
Loss before income taxes	(70,961)	(16.0)%	(10,822)	(2.8)%	(5,902)	(2.3)%	(5,098)	(5.0)%
Income tax provision (benefit)	(9,170)	(2.1)%	3,354	0.8%	(394)	(0.2)%	1,600	1.6%
Net loss	(61,791)	(13.9)%	(14,176)	(3.6)%	(5,508)	(2.2)%	(6,698)	(6.6)%

Year ended December 31, 2005 compared to the year ended December 31, 2004.

Net sales. Net sales for 2005 were $443.5 million and for 2004 were $391.8 million. This increase of $51.7 million, or 13.2%, is primarily driven by increased OEM sales, which increased approximately $44.5 million including $35.7 million from SportRack as a result of new program launches (Jeep Commander, Chevrolet HHR, Nissan Xterra, Hummer H3) and $12.6 million from Brink. Sales to our aftermarket customers at Brink and Valley increased $5.4 million as a result of volume increases and pricing. The increase also includes approximately $1.9 million due to the increase in the average exchange rates between the U.S. dollar and other currencies, primarily the Canadian Dollar and Czech Koruna.

Gross profit. Gross profit for 2005 was $69.9 million and for 2004 was $77.8 million, a decrease of $7.9 million. Gross profit as a percentage of net sales was 15.8% for 2005 and 19.9% for 2004. Gross profit increased $6.8 million as a result of overall higher sales levels discussed above. More than offsetting this increase in gross profit were net price reductions to customers, plant operating inefficiencies resulting from new program launches and increased complexity (i.e., stainless steel and chrome products). In addition, gross profit was further reduced by $2.3 million for a recall action by one of our OEM customers.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for 2005 were $62.0 million and for 2004 were $59.9 million. This increase of $2.1 million, or 3.5% is primarily due to higher selling expenses of $2.0 million from increased commissions on higher sales volume.

Amortization of intangible assets. Amortization of intangible assets for 2005 was $8.2 million and for 2004 was $8.3 million, a decrease of $0.1 million.

Impairment of goodwill and intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we determined that, as of December 31, 2005, the carrying value of goodwill exceeded its fair value creating an impairment loss of $39.1 million.  The impairment reduced the December 31, 2005 balance of goodwill to $0.  In addition, the Company determined that as of December 31, 2005, the carrying value of trade names exceeded their fair value creating an impairment loss of $4.0 million. The impairment of goodwill and the intangible asset primarily resulted from the recent operating performance of SportRack and decline of its projected future cash flows on a discounted basis. This impairment charge adjusted the carrying value of SportRack’s goodwill and intangible assets to their implied fair value. No impairment at other operating units was indicated during this review.

Operating income (loss). The operating loss for 2005 was $43.4 million and for 2004 was income of $9.6 million. This decrease of $53.0 million resulted from decreased gross profit, increased selling, administrative and product development expense and the impairment of goodwill and intangible assets in 2005, as discussed above.

Interest expense. Interest expense for 2005 was $22.2 million and for 2004 was $21.0 million. This increase of $1.2 million, or 5.7%, was due to higher overall outstanding variable rate debt and slightly higher interest rates during 2005 relative to 2004.

Foreign currency gain (loss). Foreign currency loss for 2005 was $4.6 million and gain for 2004 was $2.1 million. The foreign currency loss in 2005 is primarily attributable to the U.S. dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. During 2005, the dollar strengthened against the Euro. The intercompany indebtedness of our Canadian subsidiary, the only other non-US location with significant dollar intercompany balances, is deemed to be permanently invested. Therefore, changes in the intercompany balances for this subsidiary caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.

Other Expense. Other expense for 2005 was $0.8 million and for 2004 was $1.5 million. The primary components of the 2005 expense were $0.7 million of fees associated with due diligence on potential M&A transactions and $0.3 million of losses on the write-off and disposal of assets. The primary components of the 2004 expense were $0.9 million of fees associated with due diligence on potential acquisitions and $0.6 million of losses for the write-off and disposal of assets.

Provision for income taxes. During 2005, we had a loss before income taxes of $71.0 million and recorded an income tax benefit of $9.2 million. During 2004, we had a loss before income taxes of $10.8 million and recorded an income tax provision of $3.4 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets and differences in the tax rates of foreign countries.

Net loss. Net loss for 2005 was $61.8 million and for 2004 was $14.2 million. The net losses were a result of the items discussed above related to sales, gross profit, impairment of goodwill and intangible assets and the other expense and income items.

Year ended December 31, 2004 for the Company compared to the period from April 15, 2003 through December 31, 2003 for the Company and the Period from January 1, 2003 through April 14, 2003 for the Predecessor.

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

Selling, administrative and product development expenses. Selling, administrative and product development expenses for 2004 were $59.9 million. These same expenses for the period from April 15, 2003 through December 31, 2003 were $36.9 million and for the period from January 1, 2003 through April 14, 2003 were $14.9 million. This increase of $8.1 million, or 15.6% is primarily due to higher administrative expenses of $3.4 million, higher selling expenses of $0.9 million, $2.5 million resulting from an increase in the average exchange rates between the U.S. dollar and the Euro, the inclusion of management fees to Castle Harlan since April 15, 2003 of $0.9 million in 2004 and $0.5 million in increased product development costs.

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

Interest expense. Interest expense for 2004 was $21.0 million. Interest expense for the period from April 15, 2003 through December 31, 2003 was $14.4 million and was $4.8 million for the period from January 1, 2003 through April 14, 2003. This increase of $1.8 million, or 7.8%, was due to the higher debt level after the Acquisition.

Loss resulting from debt extinguishment. On May 23, 2003, the Company’s wholly owned subsidiaries, AAS and AAS Capital Corporation, issued $150 million of our 10¾% Senior Notes due 2011, the proceeds of which were used to repay a senior subordinated bridge note and a portion of the credit facility (see - "Debt and Credit Sources" below). As a result we incurred an extinguishment loss of $7.3 million.

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

Other Expense. Other expense for 2004 was $1.5 million. For the period from April 15, 2003 through December 31, 2003, other expense was $0.3 million and our Predecessor recorded other expense of $0.1 million for the period from January 1, 2003 through April 14, 2003. The primary components of the 2004 expense were $0.9 million of fees associated with due diligence on potential acquisitions and losses for the write-off and disposal of assets of $0.6 million.

Provision for income taxes. During 2004, we had a loss before income taxes of $10.8 million and recorded an income tax provision of $3.4 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of Advanced Accessory Systems and differences in the tax rates of foreign countries. Prior to April 2003, our Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Predecessor’s domestic taxable income accrued to the individual members. Certain of our domestic subsidiaries and foreign subsidiaries were subject to income taxes in their respective jurisdictions. Effective on April 20, 2003, we filed an election for all our domestic subsidiaries to be treated as taxable corporations and therefore they are now subject to federal income tax. During the period from April 15, 2003 through December 31, 2003, we had net loss before taxes of $5.9 million and recorded a benefit for income taxes of $0.4 million. During the period from January 1, 2003 through April 14, 2003, the Predecessor had a loss before income taxes of $5.1 million and recorded a provision for income taxes of $1.6 million, primarily for taxes in Europe.

Net (loss). Net loss for 2004 was $14.2 million. The net loss for the period from April 15, 2003 through December 31, 2003 was $5.5 million and our Predecessor had a net loss of $6.7 million for the period from January 1, 2003 through April 14, 2003. The net losses were a result of the items discussed above related to sales, gross profit and the other expense and income items.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Our indebtedness at December 31, 2005 was $213.7 million including current maturities of $3.9 million.

Although we were able to meet our senior leverage covenant for the quarter ended December 31, 2005, we anticipated that we would be unable to meet our fixed charge coverage ratio covenant for the quarter ended December 31, 2005.

On March 29, 2006, we entered into the Seventh Amendment to the Amended and Restated Credit Agreement (the "Seventh Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Prior to this modification, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.05 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries were 1.25 to 1.00 for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio for all borrowers and their subsidiaries range from 1.15 to 1.00 for the fiscal quarter ended March 31, 2007 and for each fiscal quarter thereafter. The required minimum fixed charge coverage ratios for European borrowers and their subsidiaries are 1.25 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for the following fiscal quarters through December 31, 2006. The actual fixed charge coverage ratio for the fiscal quarter ended December 31, 2005 was 1.94 to 1.00 and we were in compliance with the modified covenant as of December 31, 2005.

Prior to the modification of the senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries were 1.75 to 1.00 for the fiscal quarters ended March 31, 2005 and June 30, 2005; 1.50 to 1.00 for the fiscal quarter ended September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Under the modified senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries range from 2.00 to 1.00 for fiscal quarters ended March 31, 2006 and June 30, 2006; 1.75 to 1.00 for the fiscal quarter ended September 30, 2006; 1.50 to 1.00 for the fiscal quarter ended December 31, 2006; and 1.25 to 1.00 for each fiscal quarter ending thereafter. The actual leverage ratio for the quarter ended December 31, 2005 was 1.17 to 1.00 and we were in compliance with the original covenant as of December 31, 2005.

In addition, the Seventh Amendment modified definition of "Obligations" under the credit agreement to include obligations of any credit party in favor of any lender party to the credit agreement arising under (i) certain bank products offered by such lender or (ii) any agreement with such lender to fix or hedge foreign currency risk of up to an aggregate maximum amount of $2.4 million. A copy of the Seventh Amendment is attached as an exhibit to this Annual Report on Form 10-K.

On October 18, 2005, the Company and its affiliates, including Brink, entered into a Consent and Sixth Amendment to Amended and Restated Credit Agreement (the "Sixth Amendment") with General Electric Capital Corporation (as a lender and as agent for lenders) and the lenders named therein. Under the Sixth Amendment, the agent and the lenders consented to the issuance of the Options to an executive of a subsidiary of the Company in accordance with a Subscription Agreement and Repurchase Agreement. A copy of the Sixth Amendment is attached as an exhibit to this Annual Report on Form 10-K.

On May 17, 2005, the Company and its affiliates, including Brink, entered into a Consent and Fifth Amendment to Amended and Restated Credit Agreement (the "Fifth Amendment") with General Electric Capital Corporation (as a lender and as agent for lenders) and the lenders named therein. Under the Fifth Amendment, the agent and the lenders consented to the issuance of the Options to an executive of a subsidiary of the Company in accordance with a Subscription Agreement and Repurchase Agreement. A copy of the Fifth Amendment was attached as an exhibit to our Current Report on Form 8-K filed on May 20, 2005.

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

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	Company
	December 31, 2005	December 31, 2004
	(in thousands)
Working Capital	$74,416	$77,303

	Company			Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from April 15, 2003 through December 31, 2003	Period from January 1, Through April 14, 2003
	(in thousands)
Cash flows provided by (used for) operating activities	$(1,684)	$7,083	$10,765	$2,898
Cash flows used for investing activities	$(8,692)	$(12,711)	$(113,510)	$(2,512)
Cash flows provided by financing activities	$9,964	$3,640	$118,674	$4,086

Working capital

Working capital decreased by $2.9 million to $74.4 million at December 31, 2005 from $77.3 million at December 31, 2004 due primarily to decreased inventories and other current assets in excess of an increase in accounts receivable and a decrease in accounts payable. The decreased inventories and accounts payable were due to working capital management and the increase in accounts receivable was due to the increase in sales for the fourth quarter of 2005 as compared to the fourth quarter of 2004 as well as slower payments from customers.

Operating Activities

Our operations used $1.7 million in cash during the year ended December 31, 2005 and provided $7.1 million during the year ended December 31, 2004. Cash flow from operating activities for 2005 decreased primarily due to operating income during 2005 being lower than 2004 by $9.9 million (gross difference of $53.0 million less non-cash impairment charge of $43.1 million) and increased interest expense during 2005 of $1.2 million, partially offset by decreased other expense of $0.7 million.

During the period from April 15, 2003 through December 31, 2003 our operations provided $10.8 million and our Predecessor’s operations provided $2.9 million in cash for the period from January 1, 2003 through April 14, 2003. Cash flow provided by operating activities for 2004 decreased primarily due to operating income during 2004 being lower than 2003 by $3.4 million and increased interest expense during 2004 of $1.5 million.

Investing Activities

Cash flow used for investing activities for 2005 and 2004 included acquisitions of property and equipment of $9.3 million and $13.6 million, respectively, and were used primarily for the expansion of capacity, productivity and process improvements and maintenance.

Cash flows from investing activities also included $0.6 million and $0.9 million in cash provided from the sale of property and equipment recorded in the years ended December 31, 2005 and 2004, respectively.

Capital Expenditures

Our capital expenditures for 2005 were $9.3 million. Approximately $8.0 million was spent in connection with the expansion of capacity, productivity and process improvements and maintenance of machinery, equipment and tooling, $0.9 million was spent on furniture, fixtures and computers, $0.4 million on uncompleted construction in process and $0.1 million on repairs and improvements to land and buildings. Our 2005 capital expenditures were paid for from cash flows provided by operating activities or borrowings against our revolving credit facilities. We estimate that capital expenditures for 2006 will be approximately $11.3 million, primarily for the expansion of capacity, productivity and process improvements and maintenance. Our 2006 capital expenditures are anticipated to be paid for from our current cash and cash provided from operating activities.

Financing Activities

During 2005 and 2004, financing cash flows included repayments of debt of $2.7 million and $1.6 million and increases in borrowings under the revolving line of credit of $12.6 million and $5.4 million, respectively. The increased borrowings in 2005 and 2004 primarily resulted from the reduction in cash from operating activities.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements as defined in SEC Regulation SK, Item 303(a).

Contractual Obligations

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of December 31, 2005.

	Payments due by year
	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations - fixed rate	$160,000	$—	$—	$—	$160,000
Long-term debt obligations - variable rate	43,189	3,256	39,933	—	—
Interest on long-term fixed rate debt obligations	105,747	16,125	32,250	32,250	25,122
Capital lease obligations (including interest)	7,927	917	1,786	1,699	3,525
Operating lease obligations	41,201	7,258	12,997	6,688	14,258
Total	$358,064	$27,556	$86,966	$40,637	$202,905

In addition to the above, our senior credit facility includes obligations subject to variable interest rates. Borrowings under the credit facility, at the Company’s election, may be made as "index rate" loans or LIBOR rate loans, plus an applicable margin. As both the interest rate and the relative balances of the variable rate debt are not determinable, the interest related to the variable rate debt is not reflect in the above table. At December 31, 2005 the outstanding variable rate obligations were $43.2 million and the weighted average interest rate for those obligations was 7.65%.

See further discussion of the revolving credit facility in Note 2, "Long-term Debt".

Debt and Credit Sources

Our indebtedness was $213.7 million at December 31, 2005 (see Note 13). We expect that our primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of December 31, 2005, we had borrowings under the revolving credit facilities totaling $35.2 million and had $14.3 million of available borrowing capacity. At December 31, 2005, we had outstanding letters of credit for $3.3 million that provided security for our U.S. workers compensation program, which reduced borrowing availability. Our revolving credit facilities availability was $14.3 million at December 31, 2005.

Although we were able to meet our senior leverage covenant for the quarter ended December 31, 2005, we anticipated that we would be unable to meet our fixed charge coverage ratio covenant for the quarter ended December 31, 2005.

On March 29, 2006, we entered into the Seventh Amendment to the Amended and Restated Credit Agreement (the "Seventh Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Prior to this modification, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.05 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries were 1.25 to 1.00 for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio for all borrowers and their subsidiaries range from 1.15 to 1.00 for the fiscal quarter ended March 31, 2007 and for each fiscal quarter thereafter. The required minimum fixed charge coverage ratios for European borrowers and their subsidiaries are 1.25 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for the following fiscal quarters through December 31, 2006. The actual fixed charge coverage ratio for the fiscal quarter ended December 31, 2005 was 1.94 to 1.00 and we were in compliance with the modified covenant as of December 31, 2005.

Prior to the modification of the senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries were 1.75 to 1.00 for the fiscal quarters ended March 31, 2005 and June 30, 2005; 1.50 to 1.00 for the fiscal quarter ended September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Under the modified senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries range from 2.00 to 1.00 for fiscal quarters ended March 31, 2006 and June 30, 2006; 1.75 to 1.00 for the fiscal quarter ended September 30, 2006; 1.50 to 1.00 for the fiscal quarter ended December 31, 2006; and 1.25 to 1.00 for each fiscal quarter ending thereafter. The actual leverage ratio for the quarter ended December 31, 2005 was 1.17 to 1.00 and we were in compliance with the original covenant as of December 31, 2005.

In addition, the Seventh Amendment modified definition of "Obligations" under the credit agreement to include obligations of any credit party in favor of any lender party to the credit agreement arising under (i) certain bank products offered by such lender or (ii) any agreement with such lender to fix or hedge foreign currency risk of up to an aggregate maximum amount of $2.4 million. A copy of the Seventh Amendment is attached as an exhibit to this Annual Report on Form 10-K.

On October 18, 2005, the Company and its affiliates, including Brink, entered into a Consent and Sixth Amendment to Amended and Restated Credit Agreement (the "Sixth Amendment") with General Electric Capital Corporation (as a lender and as agent for lenders) and the lenders named therein. Under the Sixth Amendment, the agent and the lenders consented to the issuance of the Options to an executive of a subsidiary of the Company in accordance with a Subscription Agreement and Repurchase Agreement. A copy of the Sixth Amendment is attached as an exhibit to this Annual Report on Form 10-K.

On May 17, 2005, the Company and its affiliates, including Brink, entered into a Consent and Fifth Amendment to Amended and Restated Credit Agreement (the "Fifth Amendment") with General Electric Capital Corporation (as a lender and as agent for lenders) and the lenders named therein. Under the Fifth Amendment, the agent and the lenders consented to the issuance of the Options to to an executive of a subsidiary of the Company in accordance with a Subscription Agreement and Repurchase Agreement. A copy of the Fifth Amendment was attached as an exhibit to our Current Report on Form 8-K filed on May 20, 2005.

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

On April 15, 2003, we entered into a senior secured credit facility consisting of a revolving credit facility and term loans as follows: (1) a revolving credit facility comprised of (a) a $29.7 million U.S. revolving credit facility and (b) a 9.6 million Euro revolving credit facility; (2) a term loan A facility comprised of (a) a $29.7 million U.S. term loan A and (b) a 9.6 Euro term loan A; and (3) a term loan B comprised of (a) a $48.3 million U.S. term loan B and (b) a 15.6 million Euro term loan B.

On May 23, 2003, the Company’s wholly owned subsidiaries, AAS and AAS Capital Corporation, sold $150,000 of its 10¾% Senior Notes due June 15, 2011. Under the terms of a registration rights agreement, on November 18, 2003, the Series A 10¾% Senior Notes were exchanged for Series B 10¾% Senior Notes ("10¾% Senior Notes") having substantially identical terms, pursuant to the Company’s October 16, 2003 registration statement covering the exchange offer. Also on May 23, 2003, we used portion of the proceeds from the sale of the 10¾% Senior Note offering to repay all notes and loans under the senior secured credit facility.

On May 23, 2003, we also entered into an amended and restated senior secured credit facility consisting of (i) a revolving credit facility comprised of (a) $35.0 million U.S. revolving credit facility and (b) a 15.0 million Euro revolving credit facility and (ii) a 10.0 million Euro term loan facility. The U.S. credit facility contains a $5.0 million letter of credit sub-facility and the European revolving credit facility contains a 2.0 million Euro letter of credit sub-facility.

On April 15, 2003, subordinated promissory notes in an aggregate principal amount of $10.0 million were issued to the Sellers by Valley and SportRack. The interest rate on the subordinated promissory notes is 12% per annum until maturity, subject to certain exceptions. Accrued interest is not payable in cash but is capitalized and added to principal. The maturity date on the subordinated promissory notes will be no earlier than 91 days subsequent to the maturity date of our $150 million 10¾% Senior Notes, subject to certain exceptions. On February 5, 2004, AAHC purchased approximately $4.7 million of the subordinated promissory notes issued to members of our Predecessor in connection with the Acquisition and the balance was used to pay down a portion of the revolver debt.

On November 24, 2003 the Company entered into a sale-leaseback transaction with Sport (MI) QRS 15-40, Inc. ("the Landlord"), in which SportRack sold to the Landlord, and concurrently leased back from the Landlord for an initial term of 20 years, manufacturing facilities comprising land and improvements located in Michigan. The net proceeds of the sale were $10.6 million, which approximated net book value at the date of sale, and the annual fixed rent under the lease is $1.0 million, subject to annual consumer price index-based increases commencing in the third lease year and subject to certain other adjustments set forth in the lease. The lease also provides for two sequential 10-year lease renewal options at the then fair market rental value. The lease has been accounted for as an operating lease.

On February 4, 2004, AAHC, our direct parent, issued 13¼% Senior Discount Notes, which will have an aggregate principal amount of $88.0 million in an offering exempt from the registration requirements of the Securities Act. The net proceeds from the issuance were approximately $47.8 million after deducting estimated fees and expenses of the issuance. On February 5, 2004, AAHC purchased approximately $4.7 million of the subordinated promissory notes issued to members of our Predecessor. Proceeds of $42.5 million were used to redeem a portion of the equity interests of our indirect parent, CHAAS Holdings.

In connection with the issuance of the 13¼% Senior Discount Notes, we entered into a registration rights agreement which required us to offer the holders of the original notes the opportunity to exchange them for replacement notes which are identical in principal amount and all other material respects to the original notes, except that the new 13¼% Senior Discount Notes would not bear legends restricting the transfer thereof. We filed a registration statement on Form S-4 for the 13¼% Senior Discount Notes with the SEC on April 16, 2004. The SEC declared the registration statement effective on April 29, 2004. We launched an exchange offer with respect to the $88.0 million of the original notes on April 30, 2004. The exchange was consummated on May 29, 2004.

Inflation

Inflation generally affects us by increasing our cost of labor and related benefits, equipment, and raw materials. We believe inflation has not had a significant impact on our operations for the periods presented because we produce and sell in North America and Europe, which have experienced relatively low rates of inflation in recent years and we continue to focus on reducing our operating costs. Where practicable, we attempt to establish favorable supply agreements for the future delivery of our raw materials. During 2005, we saw sporadic increases in steel prices but in general the price leveled off from the increases seen in 2004. Our purchases of steel or components with a high steel content were approximately $62.5 million. Steel prices through 2005 have ranged from decreases of 36% to increases of 90%, depending upon the supplier, the product purchased and geographic location. The steel price increases had the greatest impact on our Valley and Brink operations where we are working with our suppliers to ensure availability and meeting with customers to discuss the impact of our increased costs. For aftermarket customers, prices were increased to substantially offset steel economics. During 2004 our cost of steel increased dramatically. Factors contributing to the price increase and shortages include the increased demand for steel products from China together with a weakened U.S. dollar, the consolidation in the steel producing industry and resultant reduction in overall production capacity.

Seasonality

The revenues from approximately two-thirds of our business are directly related to North American and European automotive production by OEMs and distribution through their dealerships, which historically has been cyclical and are dependent upon the general economic conditions and other factors. Historically, OEM customers shut down operations for two weeks in July and all OEM customers are down the last week in December. In addition, our automotive aftermarket business, generally, has the highest level of sales during the second quarter, followed by the first quarter and third quarter.
Currency contracts

We have significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, we entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, we entered into additional foreign currency option contracts. We provided a $1.9 million letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro Collar exchange rates, fulfillment of the Euro Collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period, we recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. The final option contracts expired during the second quarter of 2005. For the years ended December 31, 2005 and 2004, we recorded an unrealized gain on foreign currency options of $0.2 million and an unrealized loss of $0.3 million, respectively. One of the options that expired in 2005 was the sale of a call option and was based on the average exchange rate of the period for which the option was active. The option expired in the money, requiring us to make a payment of $0.1 million.

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

Impairment of Long-Lived Assets. At December 31, 2005, we had approximately $87.3 million of identifiable intangible assets, representing the estimated fair values. Certain of the identifiable intangible assets are being amortized on a straight-line basis over the estimated economic life, which ranges from 8 to 21 years. Management evaluates the potential impairment of long-lived assets on an ongoing basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At that time, a comparison is made between estimated future cash flows expected to result from the use of the asset and its eventual disposition and the carrying value of the asset. Future cash flows are estimated using current and forecasted revenues, projected profit margins and the current and expected future economic environment. Impairments of long-lived assets may be reported if the facts and circumstances surrounding assumptions made in developing estimates of future cash flows were to change.

Using these guidelines we determined that, as of December 31, 2005, the carrying value of goodwill exceeded its fair value creating an impairment loss of $39.1 million The impairment reduced the December 31, 2005 balance of goodwill $0. In addition, the Company determined that as of December 31, 2005, the carrying value of trade names exceeded their fair value creating an impairment loss of $4.0 million. The impairment of goodwill and the intangible asset primarily resulted from the recent operating performance of SportRack and decline of its projected future cash flows on a discounted basis. This impairment charge adjusted the carrying value of SportRack’s goodwill and intangible assets to their implied fair value. No impairment at other operating units was indicated during this review.

Depreciable Lives. At December 31, 2005, we had a capitalized investment in property and equipment of approximately $98.4 million, of which approximately $57.7 million was related to machinery, equipment and tooling used to support our manufacturing operations. The determination of the appropriate estimated useful life for the machinery, equipment and tooling is a significant element of our ability to properly match the depreciation and amortization of such assets with the operating income and cash flows generated by their use. We depreciate our machinery and equipment on the straight-line method over estimated useful lives which range from 3 to 10 years and believe that the useful life estimates currently used reasonably approximate the period of time such assets will be used in our manufacturing operations. However, unforeseen changes in our customer requirements for product design and technology, or quality and delivery requirements may result in actual useful lives that differ materially from the current estimates.

Customer tooling. At December 31, 2005, we had costs associated with tooling that are to be reimbursed by our OEM customers of approximately $1.5 million. At the inception of a customer-tooling program, we estimate the total costs that will be incurred to produce the required tooling and, to the extent that those costs exceed the expected reimbursement, we expense such costs as incurred. While we believe we make reasonable estimates of the total tooling costs that will be incurred, actual costs may differ materially from such estimates.

Valuation of deferred tax assets. We conduct operations throughout North America and Europe and are subject to taxation in the U.S. and Canadian federal, state or providence and local jurisdictions as well as the individual countries in Europe in which we conduct operations. As a result, the nature of our tax provisions and the evaluation of our ability to use all recognized deferred tax assets are inherently complex. We record a valuation allowance when realization of the deferred tax asset is uncertain. In assessing our ability to realize our deferred tax assets, we review historical operating results and expected future operating results, scheduled reversal of deferred tax liabilities, and the potential effectiveness of tax planning strategies, all of which require significant management judgment. While we believe that we have made appropriate valuations of our deferred tax assets, unforeseen changes in tax legislation or the results of tax audits, our operating results, strategies and organizational structure, or other matters may result in material changes in our deferred tax asset valuation allowances.

Contingent obligations and losses. We are subject to various contingent obligations and losses including contingent legal obligations, see Item 3. "Legal Proceedings". We establish reserves for contingent obligations and losses when information concerning an obligation or loss indicates that it is probable that an asset has been impaired or a liability has been incurred provided that the amount of the loss can be reasonably estimated. Estimates of the cost are derived using known and assumed facts related to the specific circumstances surrounding each obligation. Management reviews and updates these estimates periodically. The ultimate cost of our contingent obligations may be greater or less than the established accruals and could have a material impact upon our financial position, results of operations or cash flows.

Workers compensation expense. We establish accruals for workers’ compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based on historical experience, industry trends and current legal, economic and regulatory factors. The ultimate cost of these claims may be greater or less than the established accrual and could have a material impact upon our financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct operations in several foreign countries including Canada, the Czech Republic, Denmark, France, Germany, Italy, The Netherlands, Poland, Spain, Sweden and the United Kingdom. Net sales from international operations during 2005 were approximately $163.3 million, or 36.8% of our net sales. At December 31, 2005, assets associated with these operations were approximately 39.2% of total assets, and we had indebtedness denominated in currencies other than the U.S. dollar of approximately $22.3 million.

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

We may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. On February 12 and May 12, 2004, we entered into a series of foreign currency forward exchange contracts related to the Euro, all of which expired by December 31, 2005.

Our credit facilities are subject to interest rates based on a floating benchmark rate (such as LIBOR or the Federal Funds rate), plus an applicable margin. The applicable margin is a fixed spread based on the floating benchmark rate we select for borrowings and whether such borrowings are under our term loan facilities or under our revolving credit facilities. A change in interest rates under our credit facilities could have an impact on results of operations. As of December 31, 2005, a change of 1.0% in the market rate of interest would impact our annual interest expense by $0.5 million.

The table below provides information about our financial instruments, primarily debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Intercompany indebtedness is due on demand and is therefore shown as maturing in 2006. Weighted average variable rates are based on current rates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument’s actual cash flows are denominated in U.S. dollars (USD), European Euro (EUR) and Canadian dollars (CAD), as indicated in parentheses.

	December 31, 2005
	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Fair Value
	(USD Equivalent in thousands)
Fixed Rate (USD)	$80	$68	$42	$—	$—	$163,789	$134,167
Average interest rate	9.50%	9.50%	9.50%	—	—	10.86%
Fixed Rate (EUR)	$302	$316	$331	$346	$363	$1,632	$3,290
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%
Variable Rate (USD)	$—	$—	$27,500	$—	$—	$—	$27,500
Average interest rate	—	—	8.246%	—	—	—
Variable Rate (EUR)	$3,558	$3,868	$9,212	$346	$363	$1,632	$18,979
Average interest rate	5.92%	5.93%	6.79%	3.05%	3.05%	3.05%
Intercompany indebtedness denominated in currency other than the functional currency (EUR)	$32,370	$—	$—	$—	$—	$—	$32,370
Average interest rate	10.75%	—	—	—	—	—
Intercompany indebtedness denominated in currency other than the functional currency (CAD)	$30,789	$—	$—	$—	$—	$—	$30,789
Average interest rate	10.75%	—	—	—	—	—

	December 31, 2004
	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Fair Value
	(USD Equivalent in thousands)
Fixed Rate (USD)	$61	$61	$1	$—	$—	$162,252	$154,125
Average interest rate	9.5%	9.5%	9.5%	—	—	10.84%
Fixed Rate (EUR)	$319	$336	$353	$372	$391	$2,248	$4,019
Average interest rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%
Variable Rate (USD)	$—	$—	$—	$19,946	$—	$—	$19,946
Average interest rate	—	—	—	6.49%	—	—
Variable Rate (EUR)	$2,688	$4,058	$4,413	$5,110	$391	$2,248	$18,908
Average interest rate	5.58%	5.68%	5.69%	5.83%	3.03%	3.03%
Intercompany indebtedness denominated in currency other than the functional currency (EUR)	$33,533	$—	$—	$—	$—	$—	$33,533
Average interest rate	10.75%	—	—	—	—	—
Intercompany indebtedness denominated in currency other than the functional currency (CAD)	$31,413	$—	$—	$—	$—	$—	$31,413
Average interest rate	10.75%	—	—	—	—	—

The changes from 2004 to 2005 are due to scheduled repayments and the results of operations. See "Management’s Discussion and Analysis - Debt and Credit Sources."

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets of the Company as of December 31, 2005 and December 31, 2004	30

Consolidated Statements of Operations for the Company for the years ended December 31, 2005 and 2004 and for the period from April 15, 2003 through December 31, 2003 and the Consolidated Statements of Operations for the Predecessor for the period January 1, 2003 through April 14, 2003	31

Consolidated Statements of Cash Flows for the Company for the years ended December 31, 2005 and 2004 and for the period from April 15, 2003 through December 31, 2003 and Consolidated Statements of Cash Flows for the Predecessor for the period January 1, 2003 through April 14, 2003	32

Consolidated Statements of Changes in Members' Equity for the Company for the years ended December 31, 2005 and 2004 and for the period from April 15, 2003 through December 31, 2003 and Consolidated Statements of Changes in Members’ Equity for the Predecessor for the period January 1, 2003 through April 14, 2003	33

Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Stockholders of
CHAAS Acquisitions, LLC
Sterling Heights, Michigan

We have audited the accompanying consolidated balance sheets of CHAAS Acquisitions, LLC and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, members' equity, and cash flows for the years ended December 31, 2005, 2004 and from January 1, 2003 through April 14, 2003 for Advanced Accessory Systems, LLC (the "Predecessor") and April 15, 2003 through December 31, 2003 for the Company. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2005, 2004 and from January 1, 2003 through April 14, 2003 for the Predecessor and April 15, 2003 through December 31, 2003 for the Company. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CHAAS Acquisitions, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and from January 1, 2003 through April 14, 2003 for Advanced Accessory Systems, LLC (the "Predecessor") and April 15, 2003 through December 31, 2003 for the Company, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Detroit, Michigan
March 30, 2006

CHAAS ACQUISITIONS, LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets
Cash	$13,429	$14,747
Accounts receivable, less reserves of $1,870 and $2,078, respectively	64,318	61,745
Inventories	58,313	61,394
Other current assets	6,554	13,976
Total current assets	142,614	151,862
Property and equipment, net	62,871	75,113
Goodwill	—	39,061
Other identifiable intangible assets and deferred financing costs, net	87,328	102,835
Deferred income taxes	131	1,047
Other noncurrent assets	18,502	8,064
Total Assets	$311,446	$377,982

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,940	$3,068
Accounts payable	40,037	46,664
Accrued liabilities	22,708	22,951
Deferred income taxes	1,513	1,876
Total current liabilities	68,198	74,559
Noncurrent liabilities
Deferred income taxes	5,119	7,203
Other noncurrent liabilities	4,558	4,276
Long-term debt, less current maturities	209,808	202,179
Total noncurrent liabilities	219,485	213,658
Commitments and contingencies (Note 11)
Members' equity
Units, 100 issued at December 31, 2005 and 2004	100,900	100,900
Other comprehensive income	4,338	8,549
Accumulated deficit	(81,475)	(19,684)
Total Equity	23,763	89,765
Total Liabilities and Equity	$311,446	$377,982

See accompanying notes to consolidated financial statements.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Company			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 15, 2003 through December 31,	Period from January 1, 2003 through April 14,
	2005	2004	2003	2003

Net sales	$443,527	$391,771	$256,058	$101,854
Cost of sales	373,624	313,931	196,927	76,508
Gross profit	69,903	77,840	59,131	25,346
Selling, administrative and product development expenses	62,006	59,948	36,862	14,908
Stock option compensation	—	—	—	10,125
Transaction expenses	—	—	—	3,784
Amortization of intangible assets	8,215	8,274	5,800	11
Impairment of goodwill and intangible assets	43,096	—	—	—
Operating income (loss)	(43,414)	9,618	16,469	(3,482)
Other income (expense)
Interest expense	(22,158)	(21,028)	(14,409)	(4,772)
Loss resulting from debt extinguishment	—	—	(7,308)	—
Foreign currency gain (loss)	(4,632)	2,090	(400)	3,240
Other expense	(757)	(1,502)	(254)	(84)
Loss before income taxes	(70,961)	(10,822)	(5,902)	(5,098)
Provision (benefit) for income taxes	(9,170)	3,354	(394)	1,600
Net loss	$(61,791)	$(14,176)	$(5,508)	$(6,698)

See accompanying notes to consolidated financial statements.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Company			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from April 15, 2003 through December 31,	Period from January 1, 2003 through April 14,
	2005	2004	2003	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,791)	$(14,176)	$(5,508)	$(6,698)
Adjustments to reconcile net loss to net cash provided by (used for) operation activities:
Depreciation and amortization	25,059	23,334	15,118	3,695
Stock option compensation	—	—	—	10,125
Impairment of goodwill and intangible assets	43,096	—	—	—
Loss resulting from debt extinguishment	—	—	7,308	—
Deferred taxes	(11,895)	5,579	(462)	(87)
Foreign currency (gain) loss	544	(740)	117	(3,061)
Loss on disposal of assets	371	538	860	68
Interest accretion on notes	1,536	1,378	874	—
Changes in assets and liabilities net of acquisitions:
Accounts receivable	2,734	(4,572)	10,059	(9,850)
Inventories	(916)	(10,232)	4,083	(4,898)
Other current assets	(1,016)	1,495	(4,063)	1,592
Other noncurrent assets	3,360	(8,422)	433	364
Accounts payable	(4,518)	11,888	(9,900)	7,618
Accrued liabilities	1,835	1,140	(8,136)	3,790
Other noncurrent liabilities	(83)	(127)	(18)	240
Net cash provided by (used for) operating activities	(1,684)	7,083	10,765	2,898

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	626	859	10,670	—
Acquisition of property and equipment	(9,318)	(13,570)	(10,512)	(2,512)
Acquisition of Predecessor, net of cash acquired	—	—	(113,668)	—
Net cash used for investing activities	(8,692)	(12,711)	(113,510)	(2,512)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	347,573	—
Debt issuance costs	—	(89)	(14,943)	—
Net increase in revolving loan	12,628	5,356	16,620	6,426
Repayment of debt	(2,664)	(1,627)	(331,476)	(2,218)
Issuance of membership units	—	—	100,900	—
Distributions to members	—	—	—	(122)
Net cash provided by financing activities	9,964	3,640	118,674	4,086

Effect of exchange rate changes	(906)	49	757	(295)
Net increase (decrease) in cash	(1,318)	(1,939)	16,686	4,177
Cash at beginning of period	14,747	16,686	—	2,653
Cash at end of period	$13,429	$14,747	$16,686	$6,830

Cash paid for interest	$19,473	$18,346	$13,068	$6,450
Cash paid for income taxes	$4,836	$654	$4,359	$37

See accompanying notes to consolidated financial statements.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(Dollars in thousands)

Predecessor
	Members' capital	Other comprehensive income (loss)	Accumulated deficit	Total members' equity

Balance at December 31, 2002	$11,465	$85	$(17,938)	$(6,388)
Distributions to members	—	—	(122)	(122)
Comprehensive income (loss):
Currency translation adjustment	—	(424)	—
Net loss for the period from January 1, 2003, through April 14, 2003	—	—	(6,698)
Total comprehensive loss				(7,122)
Balance at April 14, 2003	$11,465	$(339)	$(24,758)	$(13,632)

Company
	Members’ capital	Other comprehensive income (loss)	Accumulated deficit	Total members’ equity

Sale of Membership interests on April 15, 2003	$100,900	$—	$—	$100,900
Comprehensive income (loss):
Minimum pension liability adjustment	—	(237)	—
Currency translation adjustment	—	5,927	—
Net loss for the period from April 15, 2003 through December 31, 2003	—	—	(5,508)
Total comprehensive income				182
Balance at December 31, 2003	100,900	5,690	(5,508)	101,082
Comprehensive income (loss):
Minimum pension liability adjustment	—	368	—
Currency translation adjustment	—	2,491	—
Net loss for the year ended December 31, 2004	—	—	(14,176)
Total comprehensive loss				(11,317)
Balance at December 31, 2004	100,900	8,549	(19,684)	89,765
Comprehensive income (loss):
Minimum pension liability adjustment (net of tax)	—	(700)	—
Currency translation adjustment	—	(3,511)	—
Net loss for the year ended December 31, 2005	—	—	(61,791)
Total comprehensive loss				(66,002)
Balance at December 31, 2005	$100,900	$4,338	$(81,475)	$23,763
See accompanying notes to consolidated financial statements.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

1. Summary of Operations and Significant Accounting Policies

Basis of presentation

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (the "Predecessor") were acquired by Castle Harlan Partners IV, L.P. ("CHP IV") (the "Acquisition"), a private equity investment fund organized and managed by Castle Harlan Inc. In conjunction with the Acquisition, CHAAS Acquisitions, LLC ("CHAAS Acquisitions" or "the Company") was formed in April 2003 by Castle Harlan Partners IV, L.P. as an acquisition vehicle to acquire the Predecessor's equity interest from J.P. Morgan Partners (23 SBIC), LLC, directors and officers of the Predecessor, and other investors (the "Sellers").

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

In January 2004, Advanced Accessory Holdings Corporation ("AAHC") was formed by CHAAS Holdings, LLC ("CHAAS Holdings") in connection with an offering of the $88,000 aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011 (the "13¼% Senior Discount Notes"). At that time, CHAAS Holdings made a contribution of all of its equity interests in the Company to AAHC in exchange for all the outstanding membership units of AAHC. Unless the context otherwise requires, all information which refers to "we," "our" or "us" refers to the Company and its subsidiaries.

The financial statements for periods beginning April 15, 2003 are referred to as the financial statements of the Company. All financial statements through April 14, 2003 are referred to as the financial statements of the Predecessor. For purposes of these notes, the periods from January 1, 2003 through April 14, 2003 and from April 15, 2003 through December 31, 2003 will be referred to as "the period ended April 14, 2003" and "the period ended December 31, 2003", respectively.

The Acquisition was accounted for in accordance with the purchase method of accounting. Accordingly, the purchase price of the Acquisition has been allocated to identifiable assets acquired and liabilities assumed based upon the estimated fair values at the acquisition date. The Company engaged an independent appraiser to assist in the determination of fair value at the acquisition date and such independent appraiser completed its work during the fourth quarter of 2003. The accompanying financial statements of the Company as of and for the periods ended December 31, 2003, 2004 and 2005 reflect the allocation of the purchase consideration to tangible assets, goodwill and other identifiable intangible assets. The financial statements of the Predecessor for the periods through April 14, 2003 are presented on the basis of historical cost.

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

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

 1. Summary of Operations and Significant Accounting Policies - (continued)

Principles of consolidation

The Company includes the accounts of the following:

CHAAS Acquisitions, LLC	100% owned by Advanced Accessory Holdings Corporation
Advanced Accessory Systems, LLC	100% owned by CHAAS Acquisitions, LLC
SportRack, LLC ("SportRack")	100% owned by Advanced Accessory Systems, LLC
SportRack Automotive, GmbH and its consolidated subsidiaries	A German corporation, 100% owned by SportRack, LLC
ValTek, LLC	100% owned by SportRack, LLC
AAS Capital Corporation	100% owned by SportRack, LLC
SportRack Accessories, Inc and its consolidated subsidiary	A Canadian corporation, 90% owned by Advanced Accessory Systems, LLC and 10% owned by SportRack, LLC
AAS Acquisition, LLC	100% owned by CHAAS Acquisitions, LLC
CHAAS Holdings, BV	A Dutch corporation, 100% owned by AAS Acquisitions, LLC
Brink International BV and its consolidated subsidiaries ("Brink")	A Dutch corporation, 100% owned by CHAAS Holdings, BV
Valley Industries, LLC ("Valley")	100% owned by CHAAS Acquisitions, LLC

All intercompany transactions have been eliminated in consolidation.

Revenue recognition

Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collectibility is reasonably assured, upon shipment of product to customers and transfer of title under standard commercial terms. Significant retroactive price adjustments are recognized in the period when such amounts become probable. Sales allowances, discounts, rebates and other adjustments are recorded or accrued in the period of the sale as a reduction of sales. We accrue for warranty costs, sales returns and other allowances, based upon experience and other relevant factors, when sales are recognized. Adjustments are made as new information becomes available.

Significant estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal period. Actual results could differ from those estimates and could have a material impact upon our financial position and results of operations.

Financial instruments

Financial instruments at December 31, 2005 and 2004, including cash, accounts receivable and accounts payable, are recorded at cost, which approximates fair value due to the short-term maturities of these assets and liabilities. The carrying value of the obligations under the senior secured credit facility is considered to approximate fair value as the agreements provide for interest rate revisions based on changes in prevailing market rates or were entered into at rates that approximate market rates at December 31, 2005 and 2004. The table below states the fair value of the Company’s long term, fixed rate debt (see "Note 2 - Long-Term Debt") based upon quoted prices in the market in which the debt is traded and the Company’s estimate of the fair value of the subordinated promissory notes for which no market exists.

	Fair value at December 31, 2005	Carrying value at December 31, 2005	Fair value at December 31, 2004	Carrying value at December 31, 2004
10¾% Senior Notes	$120,188	$150,000	$141,750	$150,000
Subordinated promissory notes	13,789	13,789	12,252	12,252

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

1. Summary of Operations and Significant Accounting Policies - (continued)
The Company has significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US dollar exchange rate was 1.28:1.00, the Company entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, the Company entered into additional foreign currency option contracts. The Company provided a $1,900 letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro Collar exchange rates, fulfillment of the Euro Collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period, the Company recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. The final option contracts expired during the second quarter of 2005. For the years ended December 31, 2005 and 2004, the Company recorded an unrealized gain on foreign currency options of $164 and an unrealized loss of $338, respectively. One of the options that expired in 2005 was the sale of a call option and was based on the average exchange rate of the period for which the option was active. The option expired in the money, requiring the Company to make a payment of $75.

Upon expiration of the option contracts in the second quarter of 2005, the $1,900 letter of credit described above expired.

The Company is exposed to certain market risks that exist as a part of its ongoing business operations. Primary exposures include fluctuations in the value of foreign currency investments in subsidiaries, volatility in the translation of foreign currency earnings to US dollars and movements in Federal Funds rates and the London Interbank Offered Rate (LIBOR). The Company will consider use of derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions.

Cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Currency translation

The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; translation adjustments are reported as a separate component of members' equity. Revenues, expenses and cash flows for foreign subsidiaries are translated at average exchange rates during the period; foreign currency transaction gains and losses are included in current earnings. The accompanying consolidated statements of operations of the Predecessor for the period ended April 14, 2003 include net currency gains of $3,240, relating primarily to debt, including intercompany debt, denominated in US dollars at Brink International B.V., whose functional currency is the Euro.

During the period ended December 31, 2003, the Company repaid or refinanced the external debt of Brink and SportRack Accessories, Inc. so that the debt is now denominated in the respective company’s functional currency. Further, the Company considers the remaining amounts of debt between the Company and SportRack Accessories Inc. permanently invested. Accordingly, for the years ended December 31, 2005 and 2004 and the period ended December 31, 2003 the Company reflected these translation gains for SportRack Accessories as a component of other comprehensive income (loss).

The accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004 and the periods ended December 31, 2003 and April 14, 2003 include net foreign currency (gains) and losses of $4,632, $(2,090), $400 and $(3,240), respectively. These gains and losses relate primarily to intercompany debt denominated in US dollars at Brink International B.V., whose functional currency is the Euro.

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

Tooling

The Company incurs costs related to new tooling used in the manufacture of products sold to OEMs. Tooling costs that are reimbursed by customers as the tooling is completed are included in other current assets and totaled $1,488 and $9,684 at December 31, 2005 and 2004, respectively. Company owned tooling is included in property and equipment and depreciated over its expected useful life, generally three to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions for tooling costs that will not be recovered, if any, when such amounts are known and incurred.

Property and equipment

The Company’s property and equipment is stated at acquisition cost, which reflects the fair value of assets acquired on April 15, 2003, with subsequent acquisitions at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense, which was $15,761, $14,035, $8,502 and $3,520, for the years ended December 31, 2005 and 2004 and the periods ended December 31, 2003 and April 14, 2003, respectively, is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	5-40
Machinery, equipment and tooling	3-10
Furniture and fixtures	2-10

Goodwill and Intangible Assets

Effective January 1, 2002, the Predecessor adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") which required goodwill to be subject to an impairment test annually, or more frequently if circumstances dictate, and eliminated goodwill amortization.

Intangible assets identified in the allocation of purchase price consideration are recorded at fair value, as applicable, amortized on a straight-line basis over the estimated economic life of the identified intangible asset. Other intangible assets are recorded at acquisition cost and amortized over the following estimated economic lives:

Years
Customer Contracts	8-10
Customer Relationships	15-21
Technology	10
Intangible Pension Assets	15
Trade name / marks	Indefinite

In accordance with SFAS 142, the Company evaluates the potential impairment of goodwill annually based on an October 1 valuation date. In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets" the evaluation reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the impairment of long-lived assets by comparing the undiscounted future net cash flows to be generated by the assets to their carrying value. Impairment losses are then measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

 1. Summary of Operations and Significant Accounting Policies - (continued)
Using these guidelines we determined that, as of December 31, 2005, the carrying value of goodwill exceeded its fair value creating an impairment loss of $39,061. The impairment reduced the December 31, 2005 balance of goodwill to $0. In addition, the Company determined that as of December 31, 2005, the carrying value of trade names exceeded their fair value creating an impairment loss of $4,035. The impairment of goodwill and the intangible asset primarily resulted from the recent operating performance of SportRack and decline of its projected future cash flows on a discounted basis. This impairment charge adjusted the carrying value of SportRack’s goodwill and intangible assets to their implied fair value. No impairment at other operating units was indicated during this review.

Deferred financing costs

Costs incurred for the issuance of debt are deferred and amortized over the initial term of the debt agreement or the period the debt is outstanding. The deferred costs are amortized using the straight-line method, which approximates the interest rate method since the underlying debt has fixed interest rates. The amortization of debt issuance costs is included as a component of interest expense and, if the debt is extinguished prior to the scheduled date, the then remaining unamortized deferred financing costs are charged to operations when the debt is extinguished.

Income taxes

Prior to April 15, 2003, the Predecessor and certain of its domestic subsidiaries had elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Predecessor’s domestic taxable income or loss accrued to the individual members. Distributions were made to the members in amounts sufficient to meet the tax liability on the Predecessor’s domestic taxable income accruing to its individual members. The Predecessor distributed $122 to members during the period ended April 14, 2003.

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

Research, development and engineering

Research, development and engineering costs are expensed as incurred and aggregated approximately $11,186, $10,698, $6,429 and $3,191 for the years ended December 31, 2005 and 2004 and the periods ended December 31, 2003 and April 14, 2003, respectively.

Stock-based Compensation

The Company accounts for stock options using the intrinsic value method as proscribed under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees".

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

2. Long-Term Debt

Long-term debt is comprised of the following:

	Interest Rate at	Company
	December 31,	December 31,	December 31,
	2005	2005	2004

10 ¾% Senior Notes	10.75%	$150,000	$150,000
Subordinated promissory notes	12.00%	13,789	12,252
Amended and restated senior secured credit facility
European Term Note A (denominated in Euros)	6.19%	7,992	11,506
U.S. Revolving Credit Facility	8.25%	27,500	19,946
European Revolving Credit Facility (denominated in Euros)	7.04%	7,697	3,384
Capital lease obligations (primarily denominated in Euros)	4.13%	6,770	8,159
		213,748	205,247
Less — current portion		(3,940)	(3,068)
Net Long-term Debt		$209,808	$202,179

Company
10¾% Senior Notes

On May 23, 2003, the Company’s wholly owned subsidiaries, AAS and AAS Capital Corporation, sold $150,000 of its 10¾% Senior Notes due June 15, 2011. Under the terms of a registration rights agreement, on November 18, 2003, the Series A 10¾% Senior Notes were exchanged for Series B 10¾% Senior Notes ("10¾% Senior Notes") having substantially identical terms, pursuant to the Company’s October 16, 2003 registration statement covering the exchange offer.

Interest on the 10 ¾% Senior Notes accrues at 10¾% per annum and is paid semiannually, in arrears, on June 15 and December 15, commencing on December 15, 2003. The 10¾% Senior Notes are unsecured and rank pari passu with existing and future unsecured senior debt of the Company. The 10¾% Senior Notes are unconditionally guaranteed by all of the Company’s domestic subsidiaries.

Prior to June 15, 2006, the Company, at its option, may redeem up to 35% of the 10¾% Senior Notes with proceeds from one or more public equity offerings at a price equal to 110.75% of the principal amount of the notes being redeemed. Subsequent to June 15, 2007, the Company, at its option on one or more occasions, may redeem the 10¾% Senior Notes in whole or in part, at 105.375% of the principal amount in 2007, 102.688% in 2008, and 100% in 2009 and thereafter. Upon a change of control, as defined in the indenture, the Company is required to make an offer to repurchase the 10¾% Senior Notes at a price equal to 101% of the principal amount, plus any accrued interest.

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

Subordinated promissory notes

On April 15, 2003, subordinated promissory notes in the aggregate principal amount of $10,000 were issued to the Sellers by the Company’s wholly owned subsidiaries, SportRack and Valley. The annual interest rate on the subordinated promissory notes is 12%, compounding quarterly until maturity, subject to certain exceptions described more fully in the debt agreements. Accrued interest is not currently payable in cash but is added to the principal. The maturity date will be no earlier than 91 days subsequent to the maturity of the 10¾% Senior Notes, subject to certain exceptions described in the debt agreements. On February 5, 2004, AAHC repurchased $4,661 of the subordinated promissory notes.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

2. Long-Term Debt - (continued)

Convertible senior subordinated bridge note

On April 15, 2003, the Company’s wholly owned subsidiaries, SportRack and Valley, issued a convertible senior subordinated bridge note ("bridge note") in the principal amount of $55,000 to CHP IV, a private equity investment fund managed by Castle Harlan, Inc., with interest at 12% per annum. On May 23, 2003, the full principal balance of $55,000, plus accrued interest, was repaid from proceeds of the Company’s 10¾% Senior Notes.

Amended and restated senior secured credit facility

On May 23, 2003, the Company entered into the amended and restated senior secured credit facility consisting of a revolving credit facility comprised of (i) $35,000 U.S. revolving credit facility and (ii) a 15,000 Euro revolving credit facility and a 10,000 Euro term loan facility. The U.S. credit facility contains a $5,000 letter of credit sub-facility and the European revolving credit facility contains a 2,000 Euro letter of credit sub-facility. At December 31, 2005 the Company had irrevocable letters of credit outstanding of $3,290.

Availability under both the U.S. and European revolving credit facilities is limited to the lesser of the face amount of the facilities or the sum of the amounts of eligible accounts receivable and inventory, as defined in the agreement, less any outstanding letters of credit. As of December 31, 2005, amounts available under the U.S. and Euro facilities were $4,210 and $10,065, respectively.

Borrowings under the credit facility, at the Company’s election, may be made as "index rate" loans or LIBOR rate loans, plus an applicable margin. "Index rate", as defined in the agreement means a floating rate of interest per annum equal to the higher of (i) the rate publicly quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks" or (ii) the Federal Funds rate plus 50 basis points per annum. The applicable margins for both the U.S. and European borrowings are as follows:

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

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

2. Long-Term Debt - (continued)

Repayments under the European term loan are required in the following quarterly installments with a final payment March 31, 2008. The European Euro repayment amounts have been translated at the December 31, 2005 exchange rate of 1.1841:1.

July 1, 2003 through March 31, 2005	$296
April 1, 2005 through March 31, 2006	$592
April 1, 2006 through December 31, 2007	$888
March 31, 2008	$1,184

On November 24, 2003 the Company executed a sale and leaseback of two of its buildings in Michigan, see Note 9 "Operating Leases". In conjunction with that transaction the Company received a consent and entered into an amendment to the amended and restated credit agreement.

Capital leases

During 2002, the Predecessor borrowed Euro 5,702 under a Euro 6,850 ($8,111 as of December 31, 2005) 12 year lease for a new manufacturing plant in France. The remaining amount available under the lease was drawn down in the first quarter of 2003. Repayments under the lease are due in 48 equal quarterly installments of Euros 143 (U.S. $169 as of December 31, 2005) plus accrued interest and commenced March 31, 2003. Interest accrues at a fixed rate of 5.21% on one-half of the outstanding loan balance and accrues on the remaining outstanding amount at an adjustable rate, which is determined each quarter by reference to the three month Euribor rate plus a margin of 0.85%.

The Company also has various other capital lease arrangements for certain machinery and equipment. These leases generally require monthly payments of principal and interest and have terms from three to five years. At December 31, 2005 the remaining payments outstanding under these capital leases totaled $190.

Scheduled maturities

The aggregate scheduled annual principal payments due in each of the years ending December 31 is as follows:

2006	$3,940
2007	4,252
2008	37,085
2009	693
2010	726
Thereafter	167,052
$213,748

Although we were able to meet our senior leverage covenant for the quarter ended December 31, 2005, we anticipated that we would be unable to meet our fixed charge coverage ratio covenant for the quarter ended December 31, 2005.

On March 29, 2006, we entered into the Seventh Amendment to the Amended and Restated Credit Agreement (the "Seventh Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

 2. Long-Term Debt - (continued)

Prior to this modification, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.05 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries were 1.25 to 1.00 for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio for all borrowers and their subsidiaries range from 1.15 to 1.00 for the fiscal quarter ended March 31, 2007 and for each fiscal quarter thereafter. The required minimum fixed charge coverage ratios for European borrowers and their subsidiaries are 1.25 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for the following fiscal quarters through December 31, 2006. The actual fixed charge coverage ratio for the fiscal quarter ended December 31, 2005 was 1.94 to 1.00 and we were in compliance with the modified covenant as of December 31, 2005.

Prior to the modification of the senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries were 1.75 to 1.00 for the fiscal quarters ended March 31, 2005 and June 30, 2005; 1.50 to 1.00 for the fiscal quarter ended September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Under the modified senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries range from 2.00 to 1.00 for fiscal quarters ended March 31, 2006 and June 30, 2006; 1.75 to 1.00 for the fiscal quarter ended September 30, 2006; 1.50 to 1.00 for the fiscal quarter ended December 31, 2006; and 1.25 to 1.00 for each fiscal quarter ending thereafter. The actual leverage ratio for the quarter ended December 31, 2005 was 1.17 to 1.00 and we were in compliance with the original covenant as of December 31, 2005.

In addition, the Seventh Amendment modified definition of "Obligations" under the credit agreement to include obligations of any credit party in favor of any lender party to the credit agreement arising under (i) certain bank products offered by such lender or (ii) any agreement with such lender to fix or hedge foreign currency risk of up to an aggregate maximum amount of $2.4 million. A copy of the Seventh Amendment is attached as an exhibit to this Annual Report on Form 10-K.

As of December 31, 2005, as a result of the March 29, 2006 Seventh Amendment, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money.

Predecessor

On April 15, 2003, the Company repaid all of the then outstanding indebtedness and accrued interest of the Predecessor, excluding capital lease obligations, with a portion of the proceeds from the convertible senior subordinated bridge note, the senior secured credit facility, the equity investment made by CHAAS Holdings, our indirect parent, and available cash.

3. Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $39,061 at December 31, 2004. In accordance with SFAS No. 142, goodwill was tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit was established based upon a combination of the discounted cash flows and the projected profitability of the market in which the unit operates.

Using these guidlines we determined that, as of December 31, 2005, the carrying value of goodwill exceeded its fair value by $39,061. The impairment reduced the December 31, 2005 balance of goodwill to $0. The impairment of goodwill and of the intangible asset discussed below primarily resulted from the recent operating performance of SportRack and decline of its projected future cash flows on a discounted basis. This impairment charge adjusted the carrying value of SportRack’s goodwill and intangible assets to their implied fair value. No impairment at other operating units was indicated during this review.

Other identifiable intangible assets

A summary of intangible assets identified by the Company in the allocation of the April 15, 2003 purchase consideration follows.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

3. Goodwill and Intangible Assets — (continued)

	Customer Contracts	Customer Relationships	Technology	Intangible Pension Asset	Tradename / Trademark	Total

Amortization period in years	8 - 10	15 - 21	10	15	Indefinite

Balance at December 31, 2003	$39,687	$35,129	$16,740	$265	$11,254	$103,075
Additions	—	—	51	249	—	300
Foreign currency translation	180	1,158	2	—	223	1,563
Amortization for 2004	(4,392)	(2,081)	(1,801)	—	—	(8,274)

Balance at December 31, 2004	35,475	34,206	14,992	514	11,477	96,664
Additions	—	—	—	—	—	—
Pension Adjustment	—	—	—	(48)	—	(48)
Foreign currency translation	(163)	(1,482)	(3)	—	(372)	(2,020)
Amortization for 2005	(4,323)	(2,081)	(1,806)	—	—	(8,210)
Impairment of Intangible Assets	—	—	—	—	(4,035)	(4,035)

Balance at December 31, 2005	$30,989	$30,643	$13,183	$466	$7,070	$82,351

As part of the impairment testing, trade names were tested by comparing their fair value to their carrying value. The fair value for each trade name was established based on a royalty savings approach. Accordingly, the Company determined that as of December 31, 2005, the carrying value of trade names exceeded their fair value creating an impairment loss of $4,035, all of which was attributable to SportRack.

Aggregate annual amortization expense related to other identifiable intangible assets will be approximately $8,228 for each of the next five fiscal years.

Deferred financing costs

Deferred financing costs as of and for the years ended December 31, 2005 and 2004 and for the periods ended December 31, 2003 and April 14, 2003 are as follows:

	Company			Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended April 14, 2003
Net balance, beginning of period	$6,171	$7,081	$2,949	$3,257
Debt issuance costs incurred	—	89	14,995	—
Purchase accounting adjustment	—	—	(2,949)	—
Amortization	(1,088)	(1,025)	(827)	(317)
Extinguishment charge	—	—	(7,308)	—
Foreign currency translation	(106)	26	221	9
Net balance, end of period	$4,977	$6,171	$7,081	$2,949

Accumulated amortization of deferred financing costs as of December 31, 2005 and 2004 was $2,774 and $1,728, respectively.

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

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

4. Members’ Equity

On April 15, 2003, the Company acquired all of the equity interests of the Predecessor. In connection with the Acquisition, the Company sold 100 membership units to CHAAS Holdings for $100,900 in cash. In January 2004, CHAAS Holdings formed AAHC. At that time, CHAAS Holdings contributed its entire equity interest in the Company to AAHC in exchange for all the outstanding membership units of AAHC.

Prior to the Acquisition, holders of the Predecessor’s Class A Units were eligible to vote in elections of Managers of the Company and other matters as set forth in the Company’s Operating Agreement and By-Laws.  The Class A Units were convertible to Class A-1 Units by holders that were regulated financial institutions. Class A-1 Units were non-voting but are otherwise entitled to the identical rights as holders of Class A Units and were convertible to Class A units provided such conversion was not in violation of certain governmental regulations of the unit holder.

Holders of Class B Units were entitled to such rights as designated by the Board of Managers upon the original issuance of any Class B Units provided, however, that those rights would not be senior to the rights of the holders of Class A units as to allocations of net profits and as to distributions without the consent of a majority in interest of Class A Members.

5. Income Taxes

The Company, as well as the Predecessor’s C corporation subsidiaries and the Predecessor’s taxable foreign subsidiaries, accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Predecessor and certain domestic subsidiaries were limited liability companies, and as such, the Predecessor’s earnings were included in the taxable income of the Predecessor’s members. Effective on April 20, 2003, the Company filed an election for all of its domestic subsidiaries to be treated as taxable corporations and therefore they are now subject to federal income tax. Income (loss) before income taxes were attributable to the following sources:

	Company			Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended April 14, 2003
United States	$(71,773)	$(16,727)	$(3,340)	$(10,108)
Foreign	812	5,905	(2,562)	5,010
	$(70,961)	$(10,822)	$(5,902)	$(5,098)

The provision (benefit) for income taxes is comprised of the following:

	Company			Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended April 14, 2003

Currently payable
United States	$3	$19	$—	$—
Foreign	2,825	4,327	68	(1,252)
	2,828	4,346	68	(1,252)
Deferred
United States	(11,297)	154	(1,139)	—
Foreign	(701)	(1,146)	677	2,852
	(11,998)	(992)	(462)	2,852
	$(9,170)	$3,354	$(394)	$1,600

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

5. Income Taxes — (continued)

A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows:

	Company			Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period Ended December 31, 2003	Period Ended April 14, 2003

Income tax provision (benefit) at U.S. statutory rate (35%)	$(24,837)	$(3,789)	$(2,066)	$(1,784)
State tax provision (benefit)	(718)	(153)	7
U. S. income taxes attributable to members	—	—	(23)	3,538
Change in valuation allowance	13,323	7,300	788	(440)
Nondeductible foreign goodwill	—	—	579	89
Foreign rate differences and other, net	3,062	(4)	321	197
	$(9,170)	$3,354	$(394)	$1,600

Deferred income tax assets and liabilities reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

	Company
	December 31,	December 31,
	2005	2004
Deferred tax assets
Net operating loss and credit carryforwards	$7,552	$10,656
Fixed assets	81	1,263
Goodwill and other intangible assets	14,186	76
Inventory	1,103	1,365
Investment in and advances to subsidiaries	1,922	1,922
Other	3,227	2,347
	28,071	17,629
Deferred tax liabilities
Fixed assets	(5,112)	(6,653)
Inventory	(1,177)	(1,587)
Goodwill and other intangible assets	(2,646)	(5,630)
Other	(737)	(353)
	(9,672)	(14,223)
Valuation allowance	(24,900)	(11,438)
Net deferred tax asset (liability)	$(6,501)	$(8,032)

Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	Company
	December 31,	December 31,
	2005	2004
Current deferred tax liabilities	$(1,513)	$(1,876)
Non-Current deferred tax assets	131	1,047
Non-current deferred tax liabilities	(5,119)	(7,203)
	$(6,501)	$(8,032)

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

5. Income Taxes — (continued)

The Company had the following net operating loss carryforwards at December 31, 2005:

Jurisdiction	Amount	Expiration Date
United States (federal)	$9,790	2023
Canada	5,912	2006 through 2012
Europe	5,191	No expiration

The Company recorded the following valuation allowances based on management’s current assessment of the likelihood of realizing the deferred tax assets:

	Company
	December 31,	December 31,
	2005	2004
United States	$20,971	$6,075
Canada	2,608	5,363
Germany	845	—
Spain	476	—

Management believes that it is more likely than not that the deferred tax assets recorded for its other subsidiaries will be realized and no valuation allowance has been provided against such amounts as of December 31, 2005 and 2004. Additional U.S. taxes have not been provided on foreign subsidiaries’ earnings, which are deemed permanently reinvested, of $5,344 and $10,185 at December 31, 2005 and 2004. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings in not practicable.

6. Related Party Transactions

In January 2004, AAHC was formed by CHAAS Holdings in connection with an offering of $88,000 aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011. At that time CHAAS Holdings made a contribution of all of its equity interests in CHAAS Acquisitions to AAHC in exchange for all the outstanding membership units of AAHC. CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions, LLC. At December 31, 2005 and 2004 the Company had a receivable from AAHC of $5,586 and $5,870 because of ongoing transactions between the two companies. For financial statement presentation this receivable is classified as a noncurrent asset. AAHC has no operations and will rely on CHAAS Acquisitions for payment of the notes.

From May through September 2005, CHP IV purchased $50,425 of the $88,000 13¼% Senior Discount Notes due 2011. The bonds were purchased in the open market at fair market value. An additional $8,750 of the Notes were purchased in 2006.

Charges to operations during the years ended December 31, 2005 and 2004 and the period ended December 31, 2003 for management fees paid to Castle Harlan under the terms of an agreement initially expiring December 31, 2008, were $2,985, $2,985 and $2,114, respectively. Also, the Company reimbursed Castle Harlan for travel and other expenses in 2005 of $196.

Certain employees of the Company hold equity units of CHAAS Holdings, our indirect parent.

7. Option Plans

Company

The Company accounts for stock options using the intrinsic value method as proscribed under APB 25, "Accounting for Stock Issued to Employees".

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)
7. Option Plans - (continued)

In 2005, the Company granted 9,348 stock options to certain key employees of a subsidiary to purchase shares of that subsidiary. Prior to these grants, no stock options were outstanding. At the time of the grant (May 2005) the Company determined that the fair value of the options offered were higher than the exercise price. The fair value of the options was determined based on a multiple of the EBITDA of the subsidiary as defined in the agreement. The fair value of the stock options resulted in the expense of $414 recorded in selling, administrative and product development expenses in 2005.

Half of the options vest ratably over a three-year period while the other half of the options vest if the subsidiary meets certain performance goals. No options were exercised, canceled or expired during the year and at December 31, 2005 there were 9,348 options outstanding. Options that vested during the year included 1,558 due to the options reaching the first anniversary and another 1,557 due to performance goals being reached by the subsidiary for a total of 3,115 options exercisable at December 31, 2005.

If the employees’ employment is terminated, either voluntarily or with cause, the options may be repurchased by the Company at the price originally paid for the options, without interest. If the termination is at the request of the Company but is without cause, the vested options will be repurchased at the calculated option value at the repurchase date. If there is a change in control of the subsidiary or of the Company, the vested options will be repurchased at the calculated option value and the unvested options will be repurchased at the price originally paid for the options, without interest.

The intrinsic value approximates the fair value and there would not be additional compensation expense to disclose under SFAS 123, "Accounting for Stock-Based Compensation."

Prior to these grants, the Company had not granted any options, nor were any outstanding.

Predecessor

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

The Predecessor used the disclosure requirements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". The Predecessor, however, elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees."

The Predecessor had issued options to purchase Class A Units which were outstanding under the Predecessor’s 1995 Option Plan (the "Plan"). As of December 31, 2002, the Predecessor was authorized under the Plan to issue options to purchase up to 4,200 Class A Units to officers, directors and employees of the Predecessor and its subsidiaries. At December 31, 2002, there were 184 options that remained available for grant under the Plan.

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

7. Option Plans - (continued)

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

The weighted-average asset allocations at December 31, 2005 and 2004, by asset category appear in the following table. The asset allocation for our plan was developed in consideration of the demographics of the plan participants and expected payment stream of the liability. The Company's funding policy is to contribute annually the amounts necessary to comply with ERISA funding requirements.

	2005	2004	Target Allocation
Equity securities	65%	62%	60%
Debt securities	34%	36%	40%
Other	1%	2%	—
Total	100%	100%	100%

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)
8. Pension Plans - (continued)

The following table sets forth the change in the plan's benefit obligations and plan assets, and the funded status of the plan as of and for the years ended December 31, 2005 and 2004:
	December 31,	December 31,
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$4,967	$4,059
Benefits earned during the year	325	263
Interest on projected benefit obligation	290	265
Actuarial loss (gain)	356	205
Benefits paid	(120)	(115)
Plan change	—	296
Administrative expense	—	(6)
Benefit obligation at end of year	5,818	4,967
Change in plan assets:
Market value of assets at beginning of year	3,673	3,341
Actual return on plan assets	240	355
Employer contributions	—	98
Administrative expense	—	(6)
Benefits paid	(120)	(115)
Market value of assets at end of year	3,793	3,673
Funded status	(2,024)	(1,294)
Unrecognized prior service cost	466	514
Unrecognized net (gain) loss	1,134	434
Net amount recognized	$(424)	$346
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(2,024)	$(1,294)
Intangible asset	466	514
Accumulated other comprehensive income	1,134	434
Net amount recognized	$(424)	$346

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

During the Year Ended December 31:
2006	$148
2007	176
2008	190
2009	217
2010	250
2011 - 2015	1,708

The Company’s contribution in 2006 is expected to be $1,015.

The components of the Company’s net periodic benefit cost are shown below:
	Company			Predecessor
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31, 2005	December 31, 2004	December 31, 2003	April 14, 2003
Components of net periodic benefit cost:
Service cost	$325	$263	$124	$51
Interest cost	290	265	162	67
Expected return on plan assets	(270)	(283)	(146)	(60)
Amortization of net loss	30	22	20	8
Amortization of prior service cost	47	47	19	8
Net periodic benefit cost	$422	$314	$179	$74

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

 8. Pension Plans - (continued)

The weighted average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 5.50%, 5.90% and 6.25%, at December 31, 2005, 2004 and 2003, respectively. The expected long-term rate of return on plan assets was 7.50% at December 31, 2005, 8.50% at December 31, 2004 and 8.50% at December 31, 2003. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations and historical experience.

The Company has various defined contribution retirement plans for its domestic and certain foreign subsidiaries, including 401(k) plans, whereby participants can contribute a portion of their salary up to certain maximums established by the related plan documents. The Company makes matching contributions, which are based upon the amounts contributed by employees. The Company's and its Predecessor’s matching contributions charged to operations aggregated $377, $404, $314 and $160 for the years ended December 31, 2005 and 2004 and for the periods ended December 31, 2003, and April 15, 2003, respectively.

Substantially all of the employees of Brink are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit plan. Pension expense was $2,269, $2,035, $1,325 and $545 for the years ended December 31, 2005 and 2004 and for the periods ended December 31, 2003 and April 15, 2003, respectively.

9. Operating Leases

The Company leases certain equipment under leases expiring on various dates through 2023. Future minimum annual lease payments required under leases that have a noncancellable lease term in excess of one year at December 31, 2005 are as follows:

2006	$7,258
2007	6,937
2008	6,060
2009	4,031
2010	2,657
Thereafter	14,258
$41,201

Rental expense charged to operations was approximately $8,672, $7,866, $3,717 and $1,508 for the years ended December 31, 2005 and 2004 and for the periods ended December 31, 2003, and April 15, 2003, respectively.

On November 24, 2003 the Company entered into a sale-leaseback transaction with Sport (MI) QRS 15-40, Inc. ("the Landlord"), in which SportRack sold to the Landlord, and concurrently leased back from the Landlord for an initial term of 20 years, manufacturing facilities comprising land and improvements located in Michigan. The net proceeds of the sale were $10,600, which approximated net book value at the date of sale, and the annual fixed rent under the lease is $1,045, subject to annual consumer price index-based increases commencing in the third lease year and subject to certain other adjustments set forth in the lease. The lease also provides for two sequential 10-year lease renewal options at fair market rental value. The lease has been accounted for as an operating lease.

10. Account Balances

Account balances included in the consolidated balance sheets are comprised of the following:

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

10. Account Balances - (continued)

	December 31,	December 31,
	2005	2004
Inventories
Raw materials	$21,740	$25,400
Work-in-process	13,153	12,382
Finished goods	27,857	28,937
Reserves	(4,437)	(5,325)
	$58,313	$61,394
Property and equipment
Land, buildings and improvements	$21,078	$23,650
Land, buildings and improvements under capital leases	8,366	9,564
Furniture, fixtures and computer hardware	10,400	10,370
Machinery, equipment and tooling	57,351	51,482
Machinery and equipment under capital leases	309	270
Construction-in-progress	928	1,669
	98,432	97,005
Less — accumulated depreciation	(35,561)	(21,892)
	$62,871	$75,113
Accrued liabilities
Compensation and benefits	$10,614	$12,115
Advances from customers	528	655
Interest	1,048	917
Other	10,518	9,264
	$22,708	$22,951

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $15,761, $14,035 and $12,022, respectively.

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

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

 11. Commitments and Contingencies - (continued).

In November 2005, a major OEM customer of Valley Automotive recalled, in total, approximately 17 thousand trailer hitches they had supplied. The recall affects one specific vehicle application produced between January 2005 and September 2005. The Company worked with its customer to provide technical and other support in response to the recall. In the third and fourth quarters of 2005, based upon information gathered concerning the costs of the recall and from discussions with its customer, the Company estimated and recorded an expense of $2,300, a majority of which remains outstanding at December 31, 2005. The expense is included in cost of sales in 2005.

In July 2002, three European automotive OEM customers of Brink Sverige AB (Sweden) recalled, in total, approximately 41 thousand towbars that were supplied by the Predecessor. The recall affects vehicles fitted with the G 3.0 model removable towbar system produced between January 1999 and March 2000. The Company has worked with its customers to provide technical and other support in response to the recall. During the fourth quarter of 2002, based upon information gathered concerning the costs of the recall and from discussions with its customers during the fourth quarter, management estimated and recorded an expense of approximately $3,000 for the recall. The expense was included in selling, administrative and product development expenses in 2002. In connection with the Acquisition, the Sellers agreed to indemnify CHAAS Holdings and its affiliates (including the Company), without regard to any threshold, cap or time limitation, for any losses incurred by CHAAS Holdings and its affiliates in connection with this recall. The securities purchase agreement provides that the Company may settle all matters relating to this recall for up to an aggregate of $4,000 without the consent of the Sellers. Any settlement that exceeds $4,000 requires the consent of the Sellers, although the Sellers continue to maintain responsibility for all losses, whether or not they agree to any such settlement. In January 2004, the Company, with the Sellers’ consent, reached an agreement with the OEM customers to resolve the recall obligation. On January 30, 2004, the Company paid the OEM customers $4,130 and was reimbursed by the Sellers for a like amount from an escrow account established on April 15, 2003 in conjunction with the Acquisition. Under the terms of the settlement, the Company is required to reimburse the customers for additional costs through either cash payments or shipment of replacement parts. These costs, $760, are expected to be reimbursed to the Company by the Sellers in 2006.

As part of the Acquisition of AAS on April 15, 2003, the Company agreed to pay the Sellers additional consideration of up to a maximum of $10,000 in the aggregate to the extent that the Castle Harlan Group achieves a specified, annual internal rate of return on its total equity investment in CHAAS Holdings and its subsidiaries, calculated as of the end of each of the 2003-2005 calendar years. No payment for any earned additional consideration would be required prior to March 31, 2006 unless there was a change in control, as defined in the securities purchase agreement, or the Castle Harlan Group receives proceeds from certain sales of equity interests in or assets of CHAAS Holdings. The specified internal rate of return, as defined in the securities purchase agreement, was not achieved in calendar years 2005, 2004 or 2003 and the Company did not record a liability for additional consideration as of December 31, 2005, 2004 or 2003.

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

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

12. Segment Information — (continued)

	Company			Predecessor
Revenues	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Period Ended April 14, 2003
United States	$280,192	$244,236	$166,265	$67,235
The Netherlands	54,664	51,517	40,393	16,085
Italy	20,124	20,739	14,373	5,677
Other foreign	88,547	75,279	35,027	12,857
	$443,527	$391,771	$256,058	$101,854

	Company			Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Period Ended April 14, 2003
Revenues
Towing systems	$245,107	$229,964	$135,584	$52,182
Rack systems	198,420	161,807	120,474	49,672
	$443,527	$391,771	$256,058	$101,854

	Company
	As of December 31, 2005	As of December 31, 2004
Long-lived Assets
United States	$97,391	$150,546
The Netherlands	30,491	38,273
France	7,713	9,252
Italy	2,139	3,606
Other foreign	12,465	15,332
	$150,199	$217,009

The Company has three significant customers in the automotive OEM industry. As a percentage of total sales, sales to these customers represented 17%, 13% and 11% in 2005, 20%, 15% and 4% in 2004 and 23%, 18% and 2% in 2003. Accounts receivable from these customers represented 18%, 12% and 7% of the Company's trade accounts receivable at December 31, 2005, and 18%, 14% and 11% at December 31, 2004.

Although the Company is directly affected by the economic well being of the industries and customers referred to above, management does not believe significant credit risk exists at December 31, 2005. Consistent with industry practice, the Company does not require collateral to reduce such credit risk.

13. Subsequent Events

On March 8, 2006 we announced our intention to close the Greenwood, Mississippi facility. Current production will be transferred to other locations. The costs to close the facility will include severance, cost to move equipment and ongoing lease costs and are estimated to be from $1.7 million to $2.5 million.

Although we were able to meet our senior leverage covenant for the quarter ended December 31, 2005, we anticipated that we would be unable to meet our fixed charge coverage ratio covenant for the quarter ended December 31, 2005.

On March 29, 2006, we entered into the Seventh Amendment to the Amended and Restated Credit Agreement (the "Seventh Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

 13. Subsequent Events - (continued)

Prior to this modification, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.05 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries were 1.25 to 1.00 for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio for all borrowers and their subsidiaries range from 1.15 to 1.00 for the fiscal quarter ended March 31, 2007 and for each fiscal quarter thereafter. The required minimum fixed charge coverage ratios for European borrowers and their subsidiaries are 1.25 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for the following fiscal quarters through December 31, 2006. The actual fixed charge coverage ratio for the fiscal quarter ended December 31, 2005 was 1.94 to 1.00 and we were in compliance with the modified covenant as of December 31, 2005.

Prior to the modification of the senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries were 1.75 to 1.00 for the fiscal quarters ended March 31, 2005 and June 30, 2005; 1.50 to 1.00 for the fiscal quarter ended September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Under the modified senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries range from 2.00 to 1.00 for fiscal quarters ended March 31, 2006 and June 30, 2006; 1.75 to 1.00 for the fiscal quarter ended September 30, 2006; 1.50 to 1.00 for the fiscal quarter ended December 31, 2006; and 1.25 to 1.00 for each fiscal quarter ending thereafter. The actual leverage ratio for the quarter ended December 31, 2005 was 1.17 to 1.00 and we were in compliance with the original covenant as of December 31, 2005.

In addition, the Seventh Amendment modified definition of "Obligations" under the credit agreement to include obligations of any credit party in favor of any lender party to the credit agreement arising under (i) certain bank products offered by such lender or (ii) any agreement with such lender to fix or hedge foreign currency risk of up to an aggregate maximum amount of $2.4 million. A copy of the Seventh Amendment is attached as an exhibit to this Annual Report on Form 10-K.

14. Condensed Consolidating Information

On May 23, 2003, the Company’s wholly owned subsidiaries, Advanced Accessory Systems, LLC and AAS Capital Corporation, issued and sold 10¾% Senior Notes - Series A. On November 18, 2003, these notes were exchanged for 10¾% Senior Notes- Series B having substantially the same terms (see Note 2 - "Long-Term Debt"). The 10¾% Senior Notes are guaranteed on a full, unconditional and joint and several basis by the Company and all of the Company’s direct and indirect 100% owned domestic subsidiaries.

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (the "Parent") as of and for the years ended December 31, 2005 and 2004, the period ended December 31, 2003 and of the Predecessor (the "Issuer") for the period ended April 14, 2003, as if they accounted for their subsidiaries on the equity method: (ii) AAS and AAS Capital Corporation as issuers; (iii) guarantor subsidiaries which are domestic, 100%-owned subsidiaries and include SportRack LLC, Valley Industries, LLC, AASA Holdings, LLC and ValTek, LLC; and (iv) the non-guarantor subsidiaries which are foreign, 100%-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries.

In the periods ended April 14, 2003 and December 31, 2003 the operating results of the guarantor and non-guarantor subsidiaries were allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary’s relative business activity, including interest on intercompany debt balances. This allocation was not done for the years ended December 31, 2005 or 2004. The operating results of the guarantor and non-guarantor subsidiaries include management fees of $1,027 and $217, respectively, for the period ended December 31, 2003, and $389 and $115, respectively, for the period ended April 14, 2003. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at December 31, 2005.

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

14. Condensed Consolidating Information — (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

Company

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated

ASSETS
Current assets
Cash	$16	$—	$7,041	$6,372	$—	$13,429
Accounts receivable	—	—	38,977	25,341	—	64,318
Inventories	—	—	24,326	33,987	—	58,313
Deferred income taxes and other current assets	—	1,670	2,858	2,026	—	6,554
Total current assets	16	1,670	73,202	67,726	—	142,614
Property and equipment, net	—	170	28,885	33,816	—	62,871
Other intangible assets, net	—	4,442	63,894	18,992	—	87,328
Deferred income taxes and other noncurrent assets	252	14,024	3,116	1,241	—	18,633
Investment in and advances to subsidiaries	49,194	219,175	13,666	249	(282,284)	—
Total assets	$49,462	$239,481	$182,763	$122,024	$(282,284)	$311,446
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$80	$3,860	$—	$3,940
Accounts payable	—	—	25,323	14,714	—	40,037
Accrued liabilities and deferred income taxes	606	1,162	8,324	14,129	—	24,221
Total current liabilities	606	1,162	33,727	32,703	—	68,198
Deferred income taxes and other noncurrent liabilities	—	17,066	(15,466)	8,077	—	9,677
Long-term debt, less current maturities maturities	—	150,000	41,398	18,410	—	209,808
Intercompany debt	25,093	—	1,483	57,490	(84,066)	—
Members' equity	23,763	71,253	121,621	5,344	(198,218)	23,763
Total liabilities and members' equity	$49,462	$239,481	$182,763	$122,024	$(282,284)	$311,446

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

14. Condensed Consolidating Information — (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

Company

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated

ASSETS
Current assets
Cash	$16	$—	$5,466	$9,265	$—	$14,747
Accounts receivable	—	—	37,296	24,449	—	61,745
Inventories	—	—	22,834	38,560	—	61,394
Deferred income taxes and other current assets	23	663	10,879	2,411	—	13,976
Total current assets	39	663	76,475	74,685	—	151,862
Property and equipment, net	—	133	31,084	43,896	—	75,113
Goodwill	—	—	39,061	—	—	39,061
Other intangible assets, net	—	5,288	74,980	22,567	—	102,835
Deferred income taxes and other noncurrent assets	4,199	6,074	(4,396)	3,205	29	9,111
Investment in and advances to subsidiaries	114,749	239,156	13,682	250	(367,837)	—
Total assets	$118,987	$251,314	$230,886	$144,603	$(367,808)	$377,982

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$61	$3,007	$—	$3,068
Accounts payable	—	—	27,385	19,279	—	46,664
Accrued liabilities and deferred income taxes	—	1,297	6,551	16,979	—	24,827
Total current liabilities	—	1,297	33,997	39,265	—	74,559
Deferred income taxes and other noncurrent liabilities	—	2,348	(1,157)	10,288	—	11,479
Long-term debt, less current maturities maturities	—	150,000	32,260	19,919	—	202,179
Intercompany debt	29,222	—	9,879	64,946	(104,047)	—
Members' equity	89,765	97,669	155,907	10,185	(263,761)	89,765
Total liabilities and members' equity	$118,987	$251,314	$230,886	$144,603	$(367,808)	$377,982

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

14. Condensed Consolidating Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2005

Company

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated

Net sales	$—	$—	$280,192	$163,335	$—	$443,527
Cost of sales	—	—	254,326	119,298	—	373,624
Gross profit	—	—	25,866	44,037	—	69,903
Selling, administrative and product development expenses	—	4,997	24,784	32,225	—	62,006
Amortization of intangible assets	—	—	6,905	1,310	—	8,215
Impairment of goodwill and intangible assets	—	—	43,096	—	—	43,096
Operating income (loss)	—	(4,997)	(48,919)	10,502	—	(43,414)
Interest expense	—	(13,861)	(3,379)	(4,918)	—	(22,158)
Foreign currency gain (loss), net	—	164	7	(4,803)	—	(4,632)
Other income (expense)	(699)	—	(89)	31	—	(757)
Income (loss) before income taxes and equity in income (loss) of consolidated subsidiaries	(699)	(18,694)	(52,380)	812	—	(70,961)
Provision (benefit) for income taxes	(252)	7,758	(18,800)	2,124	—	(9,170)
Income (loss) before equity in income (loss) of consolidated subsidiaries	(447)	(26,452)	(33,580)	(1,312)	—	(61,791)
Equity in income (loss) of consolidated subsidiaries	(61,344)	—	—	—	61,344	—
Net income (loss)	$(61,791)	$(26,452)	$(33,580)	$(1,312)	$61,344	$(61,791)

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2004

Company

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated

Net sales	$—	$—	$244,236	$147,535	$—	$391,771
Cost of sales	—	—	206,353	107,578	—	313,931
Gross profit	—	—	37,883	39,957	—	77,840
Selling, administrative and product development expenses	—	5,333	25,417	29,198	—	59,948
Amortization of intangible assets	—	—	6,974	1,300	—	8,274
Operating income (loss)	—	(5,333)	5,492	9,459	—	9,618
Interest expense	—	(13,970)	(2,152)	(4,906)	—	(21,028)
Foreign currency gain (loss), net	—	—	(338)	2,428	—	2,090
Other income (expense)	—	—	(426)	(1,076)	—	(1,502)
Income (loss) before income taxes and equity in income (loss) of consolidated subsidiaries	—	(19,303)	2,576	5,905	—	(10,822)
Provision (benefit) for income taxes	—	(976)	1,149	3,181	—	3,354
Income (loss) before equity in income (loss) of consolidated subsidiaries	—	(18,327)	1,427	2,724	—	(14,176)
Equity in income (loss) of consolidated subsidiaries	(14,176)	—	—	—	14,176	—
Net income (loss)	$(14,176)	$(18,327)	$1,427	$2,724	$14,176	$(14,176)

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

14. Condensed Consolidating Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the period from April 15, 2003 through December 31, 2003

Company

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated

Net sales	$—	$—	$165,731	$90,327	$—	$256,058
Cost of sales	—	—	130,330	66,597	—	196,927
Gross profit	—	—	35,401	23,730	—	59,131
Selling, administrative and product development expenses	—	1,361	16,136	19,365	—	36,862
Amortization of intangible assets	—	—	4,887	913	—	5,800
Operating income (loss)	—	(1,361)	14,378	3,452	—	16,469
Interest expense	—	(8,374)	(2,528)	(3,507)	—	(14,409)
Loss resulting from debt extinguishment	—	—	(5,248)	(2,060)	—	(7,308)
Distribution from subsidiaries	—	116,474	1,111	—	(117,585)	—
Foreign currency loss, net	—	—	(3)	(397)	—	(400)
Other expense	—	—	(204)	(50)	—	(254)
Income (loss) before income taxes and equity in income (loss) of consolidated subsidiaries	—	106,739	7,506	(2,562)	(117,585)	(5,902)
Provision (benefit) for income taxes	—	(3,270)	2,131	745	—	(394)
Income (loss) before equity in income (loss) of consolidated subsidiaries	—	110,009	5,375	(3,307)	(117,585)	(5,508)
Equity in income (loss) of consolidated subsidiaries	(5,508)	—	—	—	5,508	—
Net income (loss)	$(5,508)	$110,009	$5,375	$(3,307)	$(112,077)	$(5,508)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period from January 1, 2003 through April 14, 2003

Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ Adjustments	Consolidated

Net sales	$—	$67,769	$34,085	$—	$101,854
Cost of sales	—	52,853	23,655	—	76,508
Gross profit	—	14,916	10,430	—	25,346
Selling, administrative and product development expenses	(834)	8,331	7,411	—	14,908
Stock option compensation	10,125	—	—	—	10,125
Transaction expenses	3,784	—	—	—	3,784
Amortization of intangible assets	—	6	5	—	11
Operating income (loss)	(13,075)	6,579	3,014	—	(3,482)
Interest expense	(3,495)	(93)	(1,184)	—	(4,772)
Foreign currency gain, net	—	3	3,237	—	3,240
Other expense	—	(27)	(57)	—	(84)
Income (loss) before income taxes and equity in income of consolidated subsidiaries	(16,570)	6,462	5,010	—	(5,098)
Provision for income taxes	—	—	1,600	—	1,600
Income (loss) before equity in income of consolidated subsidiaries	(16,570)	6,462	3,410	—	(6,698)
Equity in income of consolidated subsidiaries	9,872	—	—	(9,872)	—
Net income (loss)	$(6,698)	$6,462	$3,410	$(9,872)	$(6,698)

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

14. Condensed Consolidating Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005

Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$182	$(12,012)	$16,497	$(6,351)	$—	$(1,684)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	—	1	625	—	626
Acquisition of property and equipment	—	(48)	(6,405)	(2,865)	—	(9,318)
Net cash used for investing activities	—	(48)	(6,404)	(2,240)	—	(8,692)
Cash flows from financing activities:
Change in intercompany debt	(182)	12,060	(16,109)	4,231	—	—
Net increase (decrease) in revolving loan	—	—	7,554	5,074	—	12,628
Repayment of debt	—	—	37	(2,701)	—	(2,664)
Net cash provided by (used for) financing activities	(182)	12,060	(8,518)	6,604	—	9,964
Effect of exchange rate changes	—	—	—	(906)	—	(906)
Net increase (decrease) in cash	—	—	1,575	(2,893)	—	(1,318)
Cash at beginning of period	16	—	5,466	9,265	—	14,747
Cash at end of period	$16	$—	$7,041	$6,372	$—	$13,429

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2004

Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$4,190	$(12,013)	$3,819	$11,087	$—	$7,083
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	—	24	835	—	859
Acquisition of property and equipment	—	(133)	(8,616)	(4,821)	—	(13,570)
Net cash used for investing activities	—	(133)	(8,592)	(3,986)	—	(12,711)
Cash flows from financing activities:
Change in intercompany debt	(4,190)	12,179	(4,523)	(3,466)	—	—
Net increase (decrease) in revolving loan	—	—	2,273	3,083	—	5,356
Debt issuance costs	—	(33)	(56)	—	—	(89)
Repayment of debt	—	—	(84)	(1,543)	—	(1,627)
Net cash provided by (used for) financing activities	(4,190)	12,146	(2,390)	(1,926)	—	3,640
Effect of exchange rate changes	—	—	—	49	—	49
Net increase (decrease) in cash	—	—	(7,163)	5,224	—	(1,939)
Cash at beginning of period	16	—	12,629	4,041	—	16,686
Cash at end of period	$16	$—	$5,466	$9,265	$—	$14,747

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

14. Condensed Consolidating Information — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period from April 15, 2003 through December 31, 2003

Company
	Parent	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$(14)	$100,771	$19,318	$8,275	$(117,585)	$10,765
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	—	10,670	—	—	10,670
Acquisition of subsidiaries, net of cash acquired	(113,668)	—	(13,666)	—	13,666	(113,668)
Acquisition of property and equipment	—	—	(6,767)	(3,745)	—	(10,512)
Net cash used for investing activities	(113,668)	—	(9,763)	(3,745)	13,666	(113,510)
Cash flows from financing activities:
Change in intercompany debt	12,798	(52,606)	33,455	6,353	—	—
Proceeds from issuance of debt	—	150,000	157,835	39,738	—	347,573
Debt issuance costs	—	(6,578)	(5,762)	(2,603)	—	(14,943)
Net increase (decrease) in revolving loan	—	—	17,089	(469)	—	16,620
Repayment of debt	—	(140,000)	(147,212)	(44,264)	—	(331,476)
Issuance of membership units	100,900	—	13,666	—	(13,666)	100,900
Distributions to members	—	(51,587)	(65,998)	—	117,585	—
Net cash provided by (used for) financing activities	113,698	(100,771)	3,073	(1,245)	103,919	118,674
Effect of exchange rate changes	—	—	—	757	—	757
Net increase (decrease) in cash	16	—	12,628	4,042	—	16,686
Cash at beginning of period	—	—	—	—	—	—
Cash at end of period	$16	$—	$12,628	$4,042	$—	$16,686

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period from January 1, 2003 through April 14, 2003

Predecessor
	Issuers	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations/ Adjustments	Consolidated
Net cash provided by (used for) operating activities	$(6,163)	$5,750	$3,311	$—	$2,898
Cash flows from investing activities:
Acquisition of property and equipment	—	(1,222)	(1,290)	—	(2,512)
Net cash used for investing activities	—	(1,222)	(1,290)	—	(2,512)
Cash flows from financing activities:
Change in intercompany debt	3,474	(4,495)	1,021	—	—
Net increase in revolving loan	6,426	—	—	—	6,426
Repayment of debt	—	(27)	(2,191)	—	(2,218)
Distributions to members	(122)	—	—	—	(122)
Net cash provided by (used for) financing activities	9,778	(4,522)	(1,170)	—	4,086
Effect of exchange rate changes	—	—	(295)	—	(295)
Net increase in cash	3,615	6	556	—	4,177
Cash at beginning of period	440	77	2,136	—	2,653
Cash at end of period	$4,055	$83	$2,692	$—	$6,830

CHAAS ACQUISITIONS, LLC (Company)
ADVANCED ACCESSORY SYSTEMS, LLC (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit related data)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures which are designed to ensure that information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures, are effective. Subsequent to the date of their evaluation there was no change in the Company’s internal control over financial reporting that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  OTHER INFORMATION

Although we were able to meet our senior leverage covenant for the quarter ended December 31, 2005, we anticipated that we would be unable to meet our fixed charge coverage ratio covenant for the quarter ended December 31, 2005.

On March 29, 2006, we entered into the Seventh Amendment to the Amended and Restated Credit Agreement (the "Seventh Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio and the senior secured leverage ratio.

Prior to this modification, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.05 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries were 1.25 to 1.00 for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio for all borrowers and their subsidiaries range from 1.15 to 1.00 for the fiscal quarter ended March 31, 2007 and for each fiscal quarter thereafter. The required minimum fixed charge coverage ratios for European borrowers and their subsidiaries are 1.25 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for the following fiscal quarters through December 31, 2006. The actual fixed charge coverage ratio for the fiscal quarter ended December 31, 2005 was 1.94 to 1.00 and we were in compliance with the modified covenant as of December 31, 2005.

Prior to the modification of the senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries were 1.75 to 1.00 for the fiscal quarters ended March 31, 2005 and June 30, 2005; 1.50 to 1.00 for the fiscal quarter ended September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Under the modified senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries range from 2.00 to 1.00 for fiscal quarters ended March 31, 2006 and June 30, 2006; 1.75 to 1.00 for the fiscal quarter ended September 30, 2006; 1.50 to 1.00 for the fiscal quarter ended December 31, 2006; and 1.25 to 1.00 for each fiscal quarter ending thereafter. The actual leverage ratio for the quarter ended December 31, 2005 was 1.17 to 1.00 and we were in compliance with the original covenant as of December 31, 2005.

In addition, the Seventh Amendment modified definition of "Obligations" under the credit agreement to include obligations of any credit party in favor of any lender party to the credit agreement arising under (i) certain bank products offered by such lender or (ii) any agreement with such lender to fix or hedge foreign currency risk of up to an aggregate maximum amount of $2.4 million. A copy of the Seventh Amendment is attached as an exhibit to this Annual Report on Form 10-K.

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the members of the Board of Managers of the Company and of CHAAS Holdings, our indirect parent. In addition, the table sets forth information regarding the executive officers and certain of our other senior officers. Each of the individuals has served as a member of the applicable Board of Managers and/or as an officer, as the case may be, since the dates indicated below in their biographical data.

Name	Age	Position

Alan C. Johnson	57	President and Chief Executive Officer of the Company; Member of CHAAS Holdings’ Board of Managers
Gerrit de Graaf	42	General Manager and Chief Executive Officer of Brink
Bryan A. Fletcher	47	President and Chief Operating Officer of Valley Aftermarket (a division of Valley)
Ronald J. Gardhouse	58	Executive Vice President and Chief Financial Officer of the Company
John K. Castle	65	Member of CHAAS Holdings’ Board of Managers
Marcel Fournier	51	Member of CHAAS Holdings’ Board of Managers
William M. Pruellage	32	Member of CHAAS Holdings’ Board of Managers
Gian Luigi Buitoni	50	Member of CHAAS Holdings’ Board of Managers
Thomas W. Cook	68	Member of CHAAS Holdings’ Board of Managers
Christian Coumans	67	Member of CHAAS Holdings’ Board of Managers
Erick A. Reickert	70	Member of CHAAS Holdings’ Board of Managers
Terence C. Seikel	48	Member of CHAAS Holdings’ Board of Managers

Alan C. Johnson joined the Company on February 2, 2005 as President and Chief Executive Officer. Subsequent to Richard Borghi’s retirement on March 31, 2005, Mr. Johnson also is the acting President and Chief Operating Officer for SportRack. Prior to joining the Company, Mr. Johnson served as President and Chief Operations Officer at Plastech Engineered Products, a $1 billion injection molding supplier. Mr. Johnson joined Plastech as a result of its acquisition of LDM Technologies, an injection molding manufacturer for the automotive industry, where he served as President and Chief Executive Officer from 2001 until 2003. From 2000 to 2001, Mr. Johnson served as the Executive Vice President Americas and Asia Pacific at Federal Mogul, a manufacturer and distributor of automotive and heavy-duty components and systems to the OEM and aftermarket industry. From 1999 to 2000, Mr. Johnson served as President and Chief Operating Officer of Exide Corporation. Mr. Johnson earned his bachelor’s degree in business administration from the University of Michigan and an MBA from Wayne State University in Detroit.

Gerrit de Graaf joined Brink in 1996 as Managing Director and Chief Executive Officer. From 1989 to 1996, he worked with Philips Medical Systems, the last two years as Marketing Manager in the United States. From 1989 to 1992, he worked as a consultant in the forecasting, logistics and human resource management fields. Mr. De Graaf holds a Masters Degree in Mechanical Engineering from the University of Delft and a Masters Degree in Industrial Engineering from the University of Eindhoven. He also holds an MBA from the University of Antwerp, which is affiliated with the Kellogg Institute of Northwestern University in Chicago.

Bryan A. Fletcher has served in the automotive industry for 15 years. He has been President and Chief Operating Officer of the Aftermarket Accessory Group (a division of AAHC) since October 2004 and Valley Industries since July 2000. From 1991 until July 2000, Mr. Fletcher served as Vice President of Aftermarket Operations of Valley. Mr. Fletcher earned his BA in accounting at Michigan State University and his MS in Finance at Walsh College in Detroit. He was previously a Manager at Ernst & Young (inactive CPA) and is APICS certified.

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

John K. Castle has been on the Board of Managers of CHAAS Holdings since April  2003. Mr. Castle is Chairman of Castle Harlan and a member of the Executive Committee of CHAMP, an affiliate of Castle Harlan. Mr. Castle is also Chairman of Castle Connolly Medical Ltd., and is Chairman and Chief Executive Officer of Branford Castle, Inc., a holding company. Immediately prior to forming Castle Harlan, Inc. in 1986, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin, & Jenrette, Inc., one of the nation's leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Horizon Lines, Ames True Temper, Morton's Restaurant Group, Inc., Perkins Restaurant and Bakery and various private equity companies. Mr. Castle is a Life Member of the Corporation of the Massachusetts Institute of Technology. Previously, he has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He is a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees and has served on various visiting committees at Harvard University, including the Harvard Business School. Mr. Castle received his bachelor’s degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard, and has two Honorary Doctorate Degrees of Humane Letters.

Marcel Fournier has been on the Board of Managers of CHAAS Holdings since April 2003. Mr. Fournier is Senior Managing Director of Castle Harlan. He is also a board member of Associated Packaging Technologies, Inc., Gravograph New Hermes Holding LLC and Horizon Lines, Inc. Prior to joining Castle Harlan in December 1995, Mr. Fournier held various positions, including Managing Director, at the investment banking group of Lepercq, de Neuflize & Co., Inc., New York, from 1981 to 1995. From 1979 to 1981, Mr. Fournier was Assistant Director of the United States office of the agency of the French Prime Minister. Mr. Fournier received his MBA from the University of Chicago in 1979, his Masters in Economics from the Université de la Sorbonne and a degree in Civil Engineering from the École Speciale des Travaux Publics.

William M. Pruellage has been on the Board of Managers of CHAAS Holdings since April 2003. Mr. Pruellage is a Managing Director of Castle Harlan. Mr. Pruellage is also a board member of Ames True Temper, The Restaurant Company (Perkins), Universal Compression, Inc., and Wilshire Restaurant Group, Inc. Prior to joining Castle Harlan in July 1997, Mr. Pruellage worked in the Mergers and Acquisitions group of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers. Mr. Pruellage graduated Summa Cum Laude from Georgetown University with a double major in Finance and International Business. He is a member of the Beta Gamma Sigma Honor Society.

Gian Luigi Buitoni has been on the Board of Managers of CHAAS Holdings since June 2003. From 2001 to 2003, he was the President of Polo Ralph Lauren Europe. From 1992 to 2001, Mr. Buitoni was the President of Ferrari North America. He has published a book, entitled ‘‘Selling Dreams,’’ on branding and high-end marketing. Mr. Buitoni received his Doctorate from the HEC, his MBA from Insead, and his Bachelors degree from the HEC.

Thomas W. Cook has been on the Board of Managers of CHAAS Holdings since June 2003. Mr. Cook was the President and CEO of Truck Components Inc., or TCI, from 1994 to 2000 and President of Gunite Corporation, a subsidiary of TCI, from 1991 to 2000. Mr. Cook was President and Chief Executive Officer of Redlaw Industries, Inc., an automobile parts manufacturer from 1986 to 1991. Mr. Cook held various positions with ITT Grinnell Corporation from 1967 to 1986 and became its President in 1983. Mr. Cook is also a board member of StackTeck Systems, Inc. Mr. Cook received his Bachelor of Science in metallurgical engineering from University of Missouri.

Christian Coumans has been on the Board of Managers of CHAAS Holdings since June 2003. He served as Managing Director of Sommer Multipiso, Sao Paulo, Brazil from 1980 to 1984 and was president of Sommer Allibert North America from 1985 to 1997. Mr. Coumans is also currently a Director of DTP Holding, France. Mr. Coumans graduated from FUCAM, Catholic University of Mons, Belgium, MBA equivalent.

Erick A. Reickert has been of the Board of Managers of CHAAS Holdings since June 2003. Mr. Reickert was the President and Chief Executive Officer of New Venture Gear, Inc., a joint venture between GM and Chrysler, between September 1992 and January 1996. Prior to that time, Mr. Reickert was Chairman and Chief Executive Officer of Chrysler Mexico and Vice President Program Management, responsible for the product planning of all cars, trucks and power trains. From June 1965 to January 1984 he was employed by Ford Motor Company in a variety of product planning positions. Mr. Reickert is currently on the boards of Junior Achievement of Southeastern Michigan and The Children’s Center of Wayne County, Michigan. Mr. Reickert received an MBA from Harvard Business School and a BS degree in engineering from Northwestern University.

Terence C. Seikel served in the automotive industry for 20 years. He has been a member of the Board of Managers of the Company since March 2004, a member of the Board of Managers of CHAAS Holdings since April 2003 and was the President and Chief Executive Officer of the Company from May 2003 to February 2005. Mr. Seikel has also been President and Chief Executive Officer and a member of the Board of Managers of AAS since April 1999. From January 1996 until April 1999, Mr. Seikel served as Vice President of Finance and Administration and Chief Financial Officer of AAS and SportRack. From 1985 to 1996, Mr. Seikel was employed by Larizza Industries, a publicly held supplier of interior trim to the automotive industry, in various capacities including Chief Financial Officer. Mr. Seikel received a BSBA in finance and accounting from Defiance College.

Each member of the Company’s Board of Managers and CHAAS Holdings Board of Managers holds office until his successor is elected and qualified or until his earlier death, resignation or removal. The Company’s officers serve at the discretion of the Board of Managers.

See disclosures in Item 11 under the caption "Employment Agreements" for a description of agreements with each of Messrs. Seikel, Gardhouse, Borghi, de Graaf and Fletcher pursuant to which they are required to be appointed to the executive positions they currently hold.

Audit Committee

The audit committee of our indirect parent, CHAAS Holdings, ("Audit Committee"), effectively functions as the audit committee of the Company. The Audit Committee consists of Messrs. Pruellage (Chairman), Buitoni, Cook, Coumans and Reickert. Mr. Pruellage is a Managing Director of Castle Harlan, the private equity investment firm that holds a controlling interest in CHAAS Holdings. The Board of Managers of CHAAS Holdings has determined that at least one independent "audit committee financial expert", as defined in Section 401 (h) of Regulation S-K, Mr. Pruellage, serves on the Audit Committee, but has not determined that Mr. Pruellage qualifies as "independent" as defined in the listing standards of the New York Stock Exchange. In 2003 the audit committee adopted a "finance code of ethics" applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, business unit leaders, and certain employees in the finance organization. A copy of the finance code of ethics was filed as exhibit 14.1 to the Company’s Form 10-K filed on March 29, 2004.

In 2004 the audit committee approved an ethics policy that applies to all employees, officers and managers, and the policy was mailed to all North American employees’ homes. In addition, it has been sent to every employee in The Netherlands, has been adopted by all European operations and is being inserted into existing personnel handbooks. Among other things, the policy describes standards of conduct for all employees, officers and directors of AAHC and its subsidiaries. It also identifies contact individuals in every business for the reporting of perceived ethical violations, including the Chief Financial Officer and Chairman of the audit committee. As of March 31, 2006 there were no unresolved ethics issues that came to the attention of these contact individuals.

The audit committee has established an e-mail address, "auditcommittee@aasllc.com", where, on a confidential basis, anyone with concerns involving internal controls, accounting or auditing matters, can contact the audit committee without screening or review by Company personnel. A copy of the ethics policy was filed as exhibit 14.2 to the Company’s Form 10-K filed on March 31, 2005.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation during 2005, 2004 and 2003 of our current Chief Executive Officer and each of our three other most highly compensated executive officers serving in that capacity at the end of 2005. Also included in the table is compensation of our prior Chief Executive Officer and another former executive, both of whom retired in 2005.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	All Other Compensation ($)(1)

Alan C. Johnson President and Chief Executive Officer of the Company, member of CHAAS Holdings Board of Managers	2005 2004 2003	414,356 — —	— — —	— — —	20,074 — —
Ronald J. Gardhouse Executive Vice President and Chief Financial Officer of the Company	2005 2004 2003	235,580 167,115 —	— 105,000 —	— — —	22,833 16,688 —
Gerrit de Graaf General Manager and Chief Executive Officer of Brink	2005 2004 2003	230,397 220,173 194,650	177,615 115,674 118,161	318,452 — —	29,070 28,037 17,315
Bryan Fletcher President and Chief Operating Officer of Valley Aftermarket	2005 2004 2003	174,744 158,333 155,000	44,000 60,000 47,500	— — —	3,880 5,695 3,640
Terence C. Seikel Former President and Chief Executive Officer of the Company, current member of CHAAS Holdings Board of Managers	2005 2004 2003	242,817 265,000 260,000	— — 135,000	— 801,554 —	15,150 21,150 20,975
Richard E. Borghi Former President and Chief Operating Officer of SportRack	2005 2004 2003	198,908 265,000 278,385	— — 81,000	— — —	26,232 22,333 21,050

(1)	All other compensation primarily consists of employer contributions to defined contribution pension plans and car allowances. For Mr. Borghi, other compensation includes a termination payment.

At the closing of the Acquisition, the Predecessor’s 1995 Option Plan was terminated and certain of our executive employees entered into a separate vesting unit repurchase agreement with CHAAS Holdings. The executive employees purchased common equity units of CHAAS Holdings, which are subject to vesting under the terms of their vesting unit repurchase agreements. The executive employees who purchased the common units, together with the number of common units purchased include Terence C. Seikel (806 common units), Richard E. Borghi (483 common units), Gerrit de Graaf (322 common units) and Bryan Fletcher (161 common units). See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Vesting Unit Repurchase Agreements."

Stock Options

In 2005 the Company granted 7,254 stock options to Gerrit de Graaf to purchase shares of Brink International B.V., a subsidiary of the Company. These options represent 78% of the total options granted during the year. The exercise price of the options is EUR 176.01.

Half of the options vest ratably over a three-year period while the other half of the options vest if Brink meets certain performance goals. No options were exercised, canceled or expired during the year and at December 31, 2005 there were 7,254 options outstanding. Options that vested during the year included 1,208 due to the options reaching the first anniversary and another 1,209 due to performance goals being reached by the subsidiary for a total of 2,417 options exercisable at December 31, 2005. The potential value of the options is EUR 797,577 and was calculated based on a multiple of the EBITDA of Brink as defined in the agreement.

Compensation of Managers

Four board members of CHAAS Holdings, Messrs. Buitoni, Cook, Coumans and Reickert, are entitled to receive compensation for their services at the rate of $25,000 per year. In addition, Mr. Seikel began receiving compensation at the same rate of $25,000 per year beginning in December 2005.

Compensation Committee Interlocks and Insider Participation

Mr. Johnson is an executive officer of the Company and a manager on CHAAS Holdings’ Board of Managers. Mr. Seikel was an executive officer of the Company and remains a manager on CHAAS Holdings’ Board of Managers. There are no other compensation committee interlocks (i.e., no executive officer of the Company or CHAAS Holdings serves as a member of the board or the compensation committee of another entity which has an executive officer serving on the board of the Company, CHAAS Holdings’ board or on the compensation committee of any such entity).

Employment Agreements

General

Messrs. Johnson, Fletcher and Gardhouse have employment agreements with CHAAS Holdings that are summarized as follows:

Officer	Initial Expiration Date of Employment Contract	Base Salary	Percentage of Base Salary for Bonus
Alan Johnson	February 1, 2006	450,000	Up to 60%
Bryan Fletcher	April 15, 2004	155,000	30% to 50%
Ronald Gardhouse	March 11, 2005	225,000	30% to 60%

All agreements are subject to automatic renewal providing that one year always remains on the term, unless employment is terminated as discussed below. In all cases, bonuses are subject to the achievement of performance goals established by the Board of Managers of our indirect parent, CHAAS Holdings. In addition, each of Messrs. Johnson, Gardhouse and Fletcher shall be entitled to participate in all benefit plans offered to other senior executive officers. CHAAS Holdings has agreed to cause one or more of its subsidiaries to satisfy any payment obligations under these employment agreements to the extent that it does not have sufficient funds to do so.

Mr. de Graaf has an employment agreement with Brink. His agreement provides for an annual base salary of EUR 170,000 (which is equal to $201,300 based on a dollar to Euros exchange rate of 1.1841:1 as of December 31, 2005) and an annual bonus in a range of 30% to 50% of base salary, subject to the achievement of performance goals. In addition, Mr. de Graaf is entitled to participate in customary benefit plans. Mr. de Graaf and Brink entered into a management option agreement and an option repurchase agreement on May 17, 2005 that granted Mr. de Graaf options to acquire 7,254 ordinary shares of Brink. The options are not exercisable except in connection with a change in control transaction, and Brink has the option to repurchase the options from Mr. de Graaf in certain circumstances, including termination of employment and certain change in control events. Copies of the management option agreement and the option repurchase agreement were filed as exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on May 17, 2005.

Termination Provisions

If Mr. Fletcher is terminated without "cause" or terminates his employment with "employee good reason," in each case, as these terms are defined in the employment agreements, he will receive his base salary until the end of the term (in the case of a without cause termination) or for twelve months (in the case of a with employee good reason termination), a pro rata portion of his annual bonus and reimbursements of continuation health insurance premiums until the earlier of twelve months after termination of employment or the day on which he is included in another employer's insurance program.

If Mr. Johnson is terminated without "cause" or terminates his employment with "employee good reason," in each case, as these terms are defined in the employment agreements, he will receive his base salary until the end of the term (in the case of a without cause termination) or for twelve months (in the case of a with employee good reason termination) and reimbursements of continuation health insurance premiums until the earlier of twelve months after termination of employment or the day on which he is included in another employer's insurance program.

If Mr. Gardhouse is terminated without "cause" as the term is defined in the employment agreements, he will receive (a) if termination occurs on or after the first anniversary but prior to the second anniversary of his Effective Date, his base salary for nine months after termination and (b) if termination occurs on or after the second anniversary of his Effective Date, his base salary for twelve months after termination. He will also receive a pro rata portion of his annual bonus multiplied by (a) 75% if termination occurs on or after the first anniversary but prior to the second anniversary of his Effective Date and (b) 100% if termination occurs on or after the second anniversary of the Effective Date. The Company shall also reimburse Mr. Gardhouse for continuation of health insurance premiums until the earlier of twelve months after termination of employment or the day on which he is included in another employer's insurance program.

If Mr. de Graaf is terminated for a reason other than "cause," as defined in his employment agreement, he is entitled to receive a payment in an amount derived by the following formula: (50% + years of service x 20%) x   (annual salary + holiday allowance + bonus), with a maximum of one-year's annual salary + holiday allowance + bonus.

Mr. Seikel and CHAAS Holdings entered into a separation agreement in which Mr. Seikel was paid based upon his base salary for nine months after his separation date. He was also reimbursed for continuation of health insurance premiums until the earlier of 18 months after his separation date or the day on which he is included in another employer's insurance program. CHAAS Holdings also purchased from Mr. Seikel 1,006.04 vested common units and 2,109.80 vested preferred units currently held. Mr. Seikel has retained 200.39 vested common units and 2,109.80 vested preferred units that shall remain subject to the Vesting Unit Repurchase Agreements

On March 31, 2005 CHAAS Holdings and Richard E. Borghi, the President and Chief Operating Officer of SportRack entered into a Separation Agreement and Release (the "Separation Agreement"). The Separation Agreement provided, among other things, that (i) Mr. Borghi’s employment terminated on March 31, 2005; (ii) Mr. Borghi released and discharged CHAAS Holdings and its subsidiaries and affiliates from any and all claims Mr. Borghi had or may have, (iii) CHAAS Holdings paid Mr. Borghi a salary continuation at the annualized rate of $265,000 for a period of six months subject to standard withholdings, (iv) CHAAS Holdings purchased 483.3900 common units of the Company held by Mr. Borghi for and aggregate purchase price of $48,339.

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

Upon a termination of an employee's employment, CHAAS Holdings has the right, but not the obligation, to repurchase within 60 days of the date of termination (i) the unvested common units at the cost initially paid by the employee for such units, without interest, and (ii) the vested units at fair market value, determined in the same manner that vesting is determined as described above. If termination of an employee's employment is for "cause" (as defined in the vesting unit repurchase agreements) or without "employee good reason" (as defined in the vesting unit repurchase agreements), then all common units are deemed to be unvested. CHAAS Holdings is obligated to repurchase any unvested units upon consummation of a change in control at the cost initially paid by the employee for such units, without interest.

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

Upon a termination of an employee's employment for "cause" (as defined in the rollover securities repurchase agreements), CHAAS Holdings has the right, but not the obligation, to repurchase (i) the common units at the lesser of (x) the cost paid by the employee for such common units or (y) the fair market value (determined in the same manner fair market value is determined under the vesting unit repurchase agreements described above), less, in the case of options being repurchased, the exercise price for such common units and (ii) the preferred units at the liquidation value of such preferred units, assuming CHAAS Holdings was liquidated on the relevant determination date, less, in the case of options, the exercise price for such preferred units.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2006, CHAAS Holdings outstanding capitalization consisted of approximately 50,536 common units and approximately 527,706 preferred units. As of March 31, 2006, the Company's outstanding capitalization consisted of 100 units, all of which are directly owned by AAHC.

The following table sets forth information with respect to the beneficial ownership of CHAAS Holdings units as of March 31, 2006 by:
• each person who is known by us to beneficially own 5% or more of CHAAS Holdings outstanding units;
• each of CHAAS Holdings’ managers; and
• each of our executive officers named in the Summary Compensation Table and all of CHAAS Holdings' managers and our executive officers as a group.

To our knowledge, each of the holders of units listed below has sole voting and investment power as to the units owned unless otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Common Units	Percentage of Total Common Units (%)	Number of Preferred Units	Percentage of Total Preferred Units (%)

Advanced Accessory Acquisitions, LLC ("AAA")(2)	41,750.00	82.61	439,547.88	83.29
John K. Castle (3)	50,536.44	100.00	439,547.88	83.29
HarbourVest Partners VI-Direct Fund L.P. (4)	5,000.00	9.89	52,640.46	9.98
Stockwell Fund L.P. (5)	3,000.00	5.94	31,584.28	5.99
Marcel Fournier	—	—	—	—
William M. Pruellage	—	—	—	—
Gian Luigi Buitoni	—	—	—	—
Thomas W. Cook	—	—	—	—
Christian Coumans	—	—	—	—
Erick A. Reickert	—	—	—	—
Terence C. Seikel	200.39	*	2,109.80	*
Alan C. Johnson	—	—	—	—
Gerrit de Graaf	322.26	*	—	—
Bryan A. Fletcher	248.77	*	—	—
All managers and executive officers as a group (11 persons, including those listed above)	42,521.41	84.14	443,322.76	84.01

*
Denotes beneficial ownership of less than 1% of the class of units. Beneficial ownership is determined in accordance with the rules of the Commission. No units subject to options or warrants are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants since they do not vest (other than upon a change in control) within 60 days from March 31, 2006. See "Vesting Unit Repurchase Agreements."

(1)	Addresses are provided only for persons beneficially owning more than 5% of the class of units.
(2)
CHP IV is the direct parent of AAA, and as such may be deemed to be a beneficial owner of the units owned by AAA. The address for AAA is c /o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

(3)
John K. Castle, a member of CHAAS Holdings' Board of Managers, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of CHP IV, the direct parent of AAA, and as such may be deemed to be a beneficial owner of the units owned by AAA and its affiliates. In addition, this amount includes 8,771.41 common units for which Mr. Castle may direct the voting pursuant to voting trust agreements under which Mr. Castle acts as voting trustee for the individuals and entities named below Mr. Castle's name on the table. Furthermore, Mr. Castle may direct the voting pursuant to a voting trust agreement under which Mr. Castle acts as voting trustee for approximately 15 common units held by a non-executive officer that are not reflected on this table. Mr. Castle disclaims beneficial ownership of all units referred to in this paragraph in excess of his proportionate partnership share of CHP IV.

(4) (5)
The address for HarbourVest Partners VI-Direct Fund L.P. is c/o HarbourVest Partners, LLC, One Financial Center—44th Floor, Boston, MA 02111.
The address for Stockwell Fund L.P. is c/o Glencoe Capital, 222 West Adams Street—Suite 1000, Chicago, IL 60606.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Purchase of Bonds

From May through September 2005, CHP IV purchased $50,425 of the $88,000 13 ¼% Senior Discount Notes due 2011. The bonds were purchased in the open market at fair market value. An additional $8,750 of the Notes were purchased in 2006.

Management Agreement

At the closing of the Acquisition, we entered into a management agreement with Castle Harlan, pursuant to which Castle Harlan agreed to provide business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to us upon the terms and conditions set forth in the management agreement. As compensation for those services, we agreed to pay Castle Harlan an annual fee equal to a percentage of their equity investment and on terms as set forth in the management agreement. The current amount of the annual fee being charged by Castle Harlan is approximately $3 million. The agreement is for an initial term expiring December 31, 2008, renewable automatically from year to year thereafter unless one of the parties gives notice of its desire to terminate within 90 days before the expiration of the initial term or any subsequent one-year renewal thereof. We have agreed to indemnify Castle Harlan against liabilities, costs, charges and expenses relating to its performance of its duties, other than such of the foregoing resulting from Castle Harlan's gross negligence or willful misconduct. Payment of the management fee to Castle Harlan is subject to the terms of our senior credit facilities.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 20, 2003, the Board of Managers appointed Deloitte & Touche LLP ("D&T") to serve as our Independent Registered Public Accountants for the year ended December 31, 2003, replacing PricewaterhouseCoopers LLP ("PwC"). D&T was also retained to serve as our independent public accountants for the years ended December 31, 2004 and 2005.

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

During the two years ended December 31, 2005 and 2004, fees paid by AAHC and its subsidiaries to D&T for services are summarized below. During the two-year period, aggregate fees paid to D&T were $2.0 million.

	December 31,2005	December 31,2004
	(in thousands)
Audit fees	$562	$468
Audit-related fees (a)	33	193
Tax fees (b)	534	179
Total	$1,129	$840

(a)	Fees for 2004 include due diligence work for an acquisition investigation and to support work for compliance with Sarbanes Oxley Section 404.
(b)	Includes fees for tax consulting, merger and acquisition activity and compliance.

All of the audit-related and tax services provided by D&T for the years ended December 31, 2005 and 2004 and related fees described above were approved in advance by the Audit Committee.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K:
1. Financial Statements:
A list of the Consolidated Financial Statements, related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.
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
3. Index to Exhibits:
Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in this index to exhibits with a "+" sign following the exhibit number.

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

10.1
Securities Purchase Agreement, dated as of April 15, 2003 among AAS, the holders of issued and outstanding equity interest, as Sellers, J.P. Morgan Partners (23A SBIC), L.L.C., as Sellers' Representative, and CHAAS Acquisitions, as Buyer
(B)

10.2
Amended and Restated Credit Agreement dated as of May 23, 2003 among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, AntaresCapital Corporation as Co-Lead Arranger, Syndication Agent and a Lender, Merrill Lynch Capital as Document Agent and a Lender, General Electric Capital Corporation, as Agent,
Co-Lead Arranger and a Lender
(B)

10.3
Security Agreement, dated as of April 15, among CHAAS Acquisitions, LLC, AAS, Valley Industries, LLC, SportRack, LLC, AAS Capital Corporation, ValTek, LLC, AAS Acquisitions, LLC, Grantors, and General Electric Capital Corporation, as Agent for Lenders
(B)

10.4	Form of Pledge Agreement	(B)

10.5	Form of Subordinated Promissory Note issued by SportRack, LLC and Valley Industries, LLC under the SPA dated April 15, 2003	(B)

10.6	Form of Subordinated Guarantee for the Subordinated Promissory Note.	(B)

10.7+	Executive Employment Agreement, dated April 15, 2003 between Terence C. Seikel and CHAAS Acquisitions, LLC	(B)

10.8+	Executive Employment Agreement, dated April 15, 2003 between Richard E. Borghi and CHAAS Acquisitions, LLC	(B)

10.9+	Executive Employment Agreement, dated April 15, 2003 between Bryan Fletcher and CHAAS Acquisitions, LLC	(B)

10.10	Management Agreement dated April 15, 2003 among Castle Harlan, Inc., AAS and CHAAS Acquisitions, LLC	(B)

10.11+	Executive Employment Agreement, dated March 12, 2004 between Ronald J. Gardhouse and CHAAS Holdings, LLC	(C)

10.12+	Executive Separation Agreement dated September 7, 2004 between Terence C. Seikel and CHAAS Holdings, LLC	(D)

10.13+	Executive Separation Agreement dated March 31, 2005 between Richard Borghi and CHAAS Holdings, LLC	(E)

10.14
Consent and Second Amendment to Amended and Restated Credit Agreement among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, other credit parties therein, General Electric Capital Corporation, individually as a Lender and as Agent for the Lenders and the Lenders therein, dated November 24, 2003
(E)

10.15
Consent and Third Amendment to Amended and Restated Credit Agreement among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, other credit parties therein, General Electric Capital Corporation, as a Lender and as Agent for the Lenders and the as Agent, Co-Lead Arranger and a Lender and the Lenders therein, dated February 4, 2004
(E)

10.16
Fourth Amendment to Amended and Restated Credit Agreement among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, Antares Capital Corporation as Co-Lead Arranger, Syndication Agent and a Lender, Merrill Lynch Capital as Document Agent and a Lender, General Electric Capital Corporation, as Agent, Co-Lead Arranger and a Lender, dated March 30, 2005
(E)

10.17
Consent and Fifth Amendment to Amended and Restated Credit Agreement among SportRack, LLC, Valley Industries, LLC, Brink International B.V., as Borrowers, other credit parties therein, General Electric Capital Corporation, as Agent and a Lender, PB Capital Corporation, as a Lender and Commercial Bank as a Lender, dated May 17, 2005.
(F)

10.18	Management Option Subscription Agreement between Brink International B.V. and Gerrit de Graaf dated May 17, 2005.	(F)

10.19	Option Repurchase Agreement between Brink International B.V. and Gerrit de Graaf dated May 17, 2005.	(F)

10.20*
Consent and Sixth Amendment to Amended and Restated Credit Agreement among SportRack, LLC, Valley Industries, LLC, Brink International B.V., as Borrowers, other credit parties therein, General Electric Capital Corporation, as Agent and a Lender, PB Capital Corporation, as a Lender and Commercial Bank as a Lender, dated October 18, 2005.

10.21*
Seventh Amendment to Amended and Restated Credit Agreement among SportRack, LLC, Valley Industries, LLC, and Brink B.V. as Borrowers, Antares Capital Corporation as Co-Lead Arranger, Syndication Agent and a Lender, Merrill Lynch Capital as Document Agent and a Lender, General Electric Capital Corporation, as Agent, Co-Lead Arranger and a Lender, dated March 29, 2006

12.1*	Statement re: computation of ratios

14.1	Finance Code of Ethics for certain employees	(G)

14.2	AAS Code of Ethics Policy for all employees	(E)

21.1	List of subsidiaries of the Company	(B)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

* Filed herewith
(A) Previously filed as an exhibit to AAS' Registration Statement on Form S-4 (File No. 333-49011) filed, March 31, 1998.
(B) Previously filed as an exhibit to Amendment No. 1 to the AAS's Registration Statement on Form S-4 (File No. 333-106356) filed September 9, 2003.
(C) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 13, 2004.
(D) Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed September 8, 2004.
(E) Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005.
(F) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 20, 2005.
(G) Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 29, 2004.

(b) Reference is made to Item 15(a)(3) above.

(c) Reference is made to Item 15(a)(2) above.

No Annual Report or Proxy Materials have been sent to the Registrant’s security holders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAAS Acquisitions, LLC

Date: March 31, 2006	By: /s/ ALAN C. JOHNSON
Alan C. Johnson
President and Chief Executive Officer (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ ALAN C. JOHNSON
Alan C. Johnson Dated: March 31, 2006	President and Chief Executive Officer (Principal Executive Officer)

/s/ RONALD J. GARDHOUSE
Ronald J. Gardhouse Dated: March 31, 2006	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

CHAAS ACQUISITIONS, LLC
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005 and 2004,
and the Periods from April 15, 2003 to December 31, 2003 (Company), and January 1, 2003 to April 14, 2003 (Predecessor)
 (Dollar amounts in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Write-offs	Balance at end of period
Allowance for doubtful accounts
For the year ended December 31, 2005	$2,078	$383	$(304)	$(287)	$1,870
For the year ended December 31, 2004	2,189	586	(111)	(586)	2,078
For the period ended December 31, 2003	1,781	658	(22)	(228)	2,189
For the period ended April 14, 2003	1,857	117	111	(304)	1,781

Allowance for inventory and lower of cost or market reserve
For the year ended December 31, 2005	$5,325	$(599)	$606	$(895)	$4,437
For the year ended December 31, 2004	3,448	2,146	808	(1,077)	5,325
For the period ended December 31, 2003	3,541	1,004	(513)	(584)	3,448
For the period ended April 14, 2003	2,910	611	298	(278)	3,541

Allowance for reimbursable tooling
For the year ended December 31, 2005	$1,440	$—	$(868)	$(193)	$379
For the year ended December 31, 2004	567	600	92	181	1,440
For the period ended December 31, 2003	1,443	(170)	—	(706)	567
For the period ended April 14, 2003	1,588	74	—	(219)	1,443

Allowance for deferred tax assets
For the year ended December 31, 2005	$11,438	$13,535	$139	$(212)	$24,900
For the year ended December 31, 2004	3,854	7,300	284	—	11,438
For the period ended December 31, 2003	2,427	788	639	—	3,854
For the period ended April 14, 2003	2,799	(440)	68	—	2,427

(1) Charges to other accounts include amounts related to acquired companies, the effects of changing foreign currency exchange rates for the Company’s foreign subsidiaries and deferred taxes related to other comprehensive income.