Form 10-Q
period 2006-03-31
CHAAS ACQUISITIONS LLC
filed 2006-05-12
CIK 1244041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of åaccelerated filer and large accelerated fileræ in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2006
Membership Units	100

CHAAS ACQUISITIONS, LLC

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current assets
Cash	$4,275	$13,429
Accounts receivable, less reserves of $1,734 and $1,870, respectively	78,018	64,318
Inventories
Raw materials	21,938	21,740
Work-in-process	13,058	13,153
Finished goods	30,280	27,857
Reserves	(4,359)	(4,437)
Total inventories	60,917	58,313
Other current assets	6,737	6,554
Total current assets	149,947	142,614
Property and equipment, net	61,446	62,871
Intangible assets, net	85,478	87,328
Deferred income taxes	63	131
Other noncurrent assets	18,494	18,502
Total Assets	$315,428	$311,446

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,350	$3,940
Accounts payable	45,770	40,037
Accrued liabilities	27,167	22,708
Deferred income taxes	1,552	1,513
Total current liabilities	78,839	68,198
Noncurrent liabilities
Deferred income taxes	4,502	5,119
Other noncurrent liabilities	4,650	4,558
Long-term debt, less current maturities	208,320	209,808
Total noncurrent liabilities	217,472	219,485
Members’ equity
Units	100,900	100,900
Other comprehensive income	4,945	4,338
Accumulated deficit	(86,728)	(81,475)
Total Members’ Equity	19,117	23,763
Total Liabilities and Members’ Equity	$315,428	$311,446

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$106,527	$111,270
Cost of sales	89,001	91,494
Gross profit	17,526	19,776
Selling, administrative and product development expenses	15,415	16,585
Amortization of intangible assets	2,047	2,066
Operating income	64	1,125
Other expense
Interest expense	(5,657)	(5,683)
Foreign currency income (loss), net	684	(1,331)
Other income (expense)	11	(10)
Loss before income taxes	(4,898)	(5,899)
Provision for (benefit from) income taxes	355	(24)
Net loss	$(5,253)	$(5,875)

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,253)	$(5,875)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
Depreciation and amortization	6,120	6,265
Deferred taxes	(676)	(668)
Foreign currency (gain)/loss	(684)	1,241
Loss on disposal of assets	10	8
Interest accretion on notes	409	319
Changes in assets and liabilities, net:
Accounts receivable	(13,284)	(10,187)
Inventories	(1,824)	(5,693)
Other current assets	184	(3,218)
Other noncurrent assets	(202)	1,051
Accounts payable	6,118	7,447
Accrued liabilities	4,133	5,227
Other noncurrent liabilities	(3)	(78)
Net cash used for operating activities	(4,952)	(4,161)

CASH FLOWS USED FOR INVESTING ACTIVITIES:

Acquisition of property and equipment	(2,404)	(4,827)
Proceeds from disposals of property & equipment	65	—
Net cash used for investing activities	(2,339)	(4,827)

CASH FLOWS USED FOR FINANCING ACTIVITIES:

Net decrease in revolving loan	(1,275)	(211)
Repayment of debt	(769)	(336)
Net cash used for financing activities	(2,044)	(547)

Effect of exchange rate changes	181	(485)
Net decrease in cash	(9,154)	(10,020)
Cash at beginning of period	13,429	14,747
Cash at end of period	$4,275	$4,727

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the Three Months Ended March 31, 2006
(Dollars in thousands)
(Unaudited)

		Other		Total
	Members’	comprehensive	Accumulated	members’
	capital	income	deficit	equity

Balance at December 31, 2005	$100,900	$4,338	$(81,475)	$23,763
Currency translation adjustment	—	607		607
Net loss			(5,253)	(5,253)
Balance at March 31, 2006	$100,900	$4,945	$(86,728)	$19,117

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. BASIS OF PRESENTATION

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (the "Predecessor") were acquired by Castle Harlan Partners IV, L.P. (the "Acquisition"), a private equity investment fund organized and managed by Castle Harlan Inc. CHAAS Holdings, LLC ("CHAAS Holdings") was formed in April 2003 in connection with the Acquisition and was the direct parent of CHAAS Acquisitions, LLC ("CHAAS Acquisitions" or "the Company") which was formed as an acquisition vehicle to acquire the Predecessor's equity interest from J.P. Morgan Partners (23 SBIC), LLC, directors and officers of the Predecessor, and other investors (the "Sellers").

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

In January 2004, Advanced Accessory Holdings Corporation ("AAHC") was formed by CHAAS Holdings, LLC in connection with an offering of the $88,000 aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011. At that time, CHAAS Holdings made a contribution of all of its equity interests in the Company to AAHC in exchange for all the outstanding membership units of AAHC. CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions. Unless the context otherwise requires, all information which refers to "we," "our" or "us" refers to the Company and its subsidiaries.

The Acquisition was accounted for in accordance with the purchase method of accounting. Accordingly, the purchase price of the Acquisition has been allocated to identifiable assets acquired and liabilities assumed based upon the estimated fair values at the acquisition date. The Company engaged an independent appraiser to assist in the determination of fair value at the acquisition date and such independent appraiser completed its work during the fourth quarter of 2003. The accompanying financial statements of the Company as of and for the periods ended March 31, 2005, December 31, 2005 and March 31, 2006 reflect the allocation of the purchase consideration to tangible assets, goodwill and other identifiable intangible assets.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2006 and December 31, 2005 and the results of its operations for the three months ended March 31, 2006 and 2005.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	COMPREHENSIVE LOSS

Comprehensive loss for the Company is as follows:

	Three months ended
	March 31, 2006	March 31, 2005

Net loss	$(5,253)	$(5,875)
Change in the cumulative translation adjustment, net of tax	607	(1,690)
Comprehensive loss	$(4,646)	$(7,565)

3.	CURRENCY CONTRACTS

The Company has significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, the Company entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, the Company entered into additional foreign currency option contracts. The Company provided a $1,900 letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro Collar exchange rates, fulfillment of the Euro Collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period, the Company recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. The final option contracts expired during the second quarter of 2005. For the three months ended March 31, 2005, the Company recorded an unrealized gain on foreign currency options of $138.

Upon expiration of the option contracts in the second quarter of 2005, the $1,900 letter of credit described above expired.

4. INTANGIBLE ASSETS

A summary of intangible assets identified by the Company follows:

	Customer Contracts	Customer Relationships	Technology	Intangible Pension Asset	Tradename / Trademark	Deferred Financing Costs	Total

Amortization period in years	8 - 10	15 - 21	10	15	Indefinite	7 - 8

Balance at December 31, 2005	$30,989	$30,643	$13,183	$466	$7,070	$4,977	$87,328
Additions	—	—	1	—	—	100	101
Foreign currency translation	19	303	(3)	—	33	6	358
Amortization	(1,078)	(519)	(450)	—	—	(262)	(2,309)

Balance at March 31, 2006	$29,930	$30,427	$12,731	$466	$7,103	$4,821	$85,478

Amortization expense of identifiable intangible assets for the three months ended March 31, 2006 was $2,309, which included $262 of amortization of deferred financing costs included in interest expense.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.	RESTRUCTURING COSTS

On March 8, 2006 the Company announced its intention to close the Greenwood, Mississippi facility. Current production will be transferred to other locations. The costs to close the facility will include severance, cost to move equipment and ongoing lease costs and are estimated to be from $1,700 to $2,500.

During the first quarter of 2006 the Company accrued $58 as a ratable portion of the employee termination costs. No payments were made against this accrual and the liability at March 31, 2006 was $58. The Company anticipates that the closure will be complete during the third quarter of 2006.

6.	CONDENSED CONSOLIDATING INFORMATION

On May 23, 2003, the Company’s 100%-owned subsidiaries, Advanced Accessory Systems, LLC and AAS Capital Corporation, issued and sold 10¾% Senior Notes - Series A due 2011. On November 18, 2003, these notes were exchanged for 10¾% Senior Notes - Series B , (the "10¾% Senior Notes") having substantially the same terms. The 10¾% Senior Notes are guaranteed on a full, unconditional and joint and several basis by the Company and all of the Company’s direct and indirect wholly-owned domestic subsidiaries.

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (the "Parent"), as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 as if it accounted for its subsidiaries on the equity method, (ii) Advanced Accessory Systems, LLC and AAS Capital Corporation as issuers; (iii) guarantor subsidiaries which are domestic, 100%-owned subsidiaries and include SportRack LLC, Valley Industries, LLC, AASA Holdings, LLC and ValTek, LLC; and (iv) the non-guarantor subsidiaries which are foreign, 100%-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

6.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
ASSETS
Current assets
Cash	$16	$—	$1,258	$3,001	$—	$4,275
Accounts receivable	—	—	45,293	32,725	—	78,018
Inventories	—	—	25,517	35,400	—	60,917
Other current assets	—	1,781	2,741	2,215	—	6,737
Total current assets	16	1,781	74,809	73,341	—	149,947
Property and equipment, net	—	155	27,424	33,867	—	61,446
Intangible assets, net	—	4,338	62,148	18,992	—	85,478
Deferred income taxes and other noncurrent assets	252	14,024	3,114	1,167	—	18,557
Investment in and advances to subsidiaries	44,548	240,832	13,840	249	(299,469)	—
Total assets	$44,816	$261,130	$181,335	$127,616	$(299,469)	$315,428
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$80	$4,270	$—	$4,350
Accounts payable	—	—	29,146	16,624	—	45,770
Accrued liabilities and deferred income taxes	(24)	5,021	8,112	15,610	—	28,719
Total current liabilities	(24)	5,021	37,338	36,504	—	78,839
Deferred income taxes and other noncurrent liabilities	—	17,066	(15,525)	7,611	—	9,152
Long-term debt, less current maturities	—	150,000	40,516	17,804	—	208,320
Intercompany debt	25,723	—	—	57,440	(83,163)	—
Members’ equity	19,117	89,043	119,006	8,257	(216,306)	19,117
Total liabilities and members’ equity	$44,816	$261,130	$181,335	$127,616	$(299,469)	$315,428

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

6.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
ASSETS
Current assets
Cash	$16	$—	$7,041	$6,372	$—	$13,429
Accounts receivable	—	—	38,977	25,341	—	64,318
Inventories	—	—	24,326	33,987	—	58,313
Deferred income taxes and other current assets	—	1,670	2,858	2,026	—	6,554
Total current assets	16	1,670	73,202	67,726	—	142,614
Property and equipment, net	—	170	28,885	33,816	—	62,871
Intangible assets, net	—	4,442	63,894	18,992	—	87,328
Deferred income taxes and other noncurrent assets	252	14,024	3,116	1,241	—	18,633
Investment in and advances to subsidiaries	49,194	219,175	13,666	249	(282,284)	—
Total assets	$49,462	$239,481	$182,763	$122,024	$(282,284)	$311,446
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$80	$3,860	$—	$3,940
Accounts payable	—	—	25,323	14,714	—	40,037
Accrued liabilities and deferred income taxes	606	1,162	8,324	14,129	—	24,221
Total current liabilities	606	1,162	33,727	32,703	—	68,198
Deferred income taxes and other noncurrent liabilities	—	17,066	(15,466)	8,077	—	9,677
Long-term debt, less current maturities	—	150,000	41,398	18,410	—	209,808
Intercompany debt	25,093	—	1,483	57,490	(84,066)	—
Members’ equity	23,763	71,253	121,621	5,344	(198,218)	23,763
Total liabilities and members’ equity	$49,462	$239,481	$182,763	$122,024	$(282,284)	$311,446

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

6.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2006

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$65,455	$41,072	$—	$106,527
Cost of sales	—	—	59,331	29,670	—	89,001
Gross profit	—	—	6,124	11,402	—	17,526
Selling, administrative and product development expenses	—	1,352	6,005	8,058	—	15,415
Amortization of intangible assets	—	—	1,725	322	—	2,047
Operating income (loss)	—	(1,352)	(1,606)	3,022	—	64
Interest expense	—	(3,608)	(1,015)	(1,034)	—	(5,657)
Equity in income (loss) of subsidiaries	(5,253)	—	—	—	5,253	—
Foreign currency gain, net	—	17	—	667	—	684
Other income (expense)	—	—	21	(10)	—	11
Income (loss) before income taxes	(5,253)	(4,943)	(2,600)	2,645	5,253	(4,898)
Provision for income taxes	—	—	16	339	—	355
Net income (loss)	$(5,253)	$(4,943)	$(2,616)	$2,306	$5,253	$(5,253)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$70,286	$40,984	$—	$111,270
Cost of sales	—	—	61,906	29,588	—	91,494
Gross profit	—	—	8,380	11,396	—	19,776
Selling, administrative and product development expenses	—	1,666	6,618	8,301	—	16,585
Amortization of intangible assets	—	—	1,725	341	—	2,066
Operating income (loss)	—	(1,666)	37	2,754	—	1,125
Interest expense	—	(3,427)	(753)	(1,503)	—	(5,683)
Equity in income (loss) of subsidiaries	(5,875)	—	—	—	5,875	—
Foreign currency loss, net	—	138	7	(1,476)	—	(1,331)
Other income (expense)	—	—	(3)	(7)	—	(10)
Income (loss) before income taxes	(5,875)	(4,955)	(712)	(232)	5,875	(5,899)
Provision (benefit) for income taxes	—	—	15	(39)	—	(24)
Net income (loss)	$(5,875)	$(4,955)	$(727)	$(193)	$5,875	$(5,875)

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

6.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash used for operating activities	$(630)	$(1,077)	$(1,485)	$(1,760)	$—	$(4,952)
Cash flows from investing activities:
Acquisition of property and equipment	—	—	(1,341)	(1,063)	—	(2,404)
Proceeds from disposals	—	—	—	65	—	65
Net cash used for investing activities	—	—	(1,341)	(998)	—	(2,339)
Cash flows from financing activities:
Change in intercompany debt	630	1,077	(1,666)	(41)	—	—
Net increase (decrease) in revolving loan	—	—	(1,275)	—	—	(1,275)
Repayment of debt	—	—	(16)	(753)	—	(769)
Net cash provided by (used for) financing activities	630	1,077	(2,957)	(794)	—	(2,044)
Effect of exchange rate changes	—	—	—	181	—	181
Net decrease in cash	—	—	(5,783)	(3,371)	—	(9,154)
Cash at beginning of period	16	—	7,041	6,372	—	13,429
Cash at end of period	$16	$—	$1,258	$3,001	$—	$4,275

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
	(Dollar amounts in thousands)
Net cash provided by (used for) operating activities	$—	$19,956	$(18,067)	$(6,050)	$—	$(4,161)
Cash flows from investing activities:
Acquisition of property and equipment	—	(10)	(4,122)	(695)	—	(4,827)
Net cash used for investing activities	—	(10)	(4,122)	(695)	—	(4,827)
Cash flows from financing activities:
Net increase (decrease) in revolving loan	—	(19,946)	17,146	2,589	—	(211)
Repayment of debt	—	—	3	(339)	—	(336)
Net cash provided by (used for) financing activities	—	(19,946)	17,149	2,250	—	(547)
Effect of exchange rate changes	—	—	—	(485)	—	(485)
Net decrease in cash	—	—	(5,040)	(4,980)	—	(10,020)
Cash at beginning of period	16	—	5,466	9,265	—	14,747
Cash at end of period	$16	$—	$426	$4,285	$—	$4,727

CHAAS ACQUISITIONS, LLC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Company Background

We believe that we are one of the world’s leading designers and manufacturers of exterior accessories for automotive original equipment manufacturers and the aftermarket. We design and manufacture a wide array of both rack systems and towing systems and related accessories. Our broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards, and sailboards. Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins. Our products are sold to original equipment manufacturers ("OEMs") as standard accessories or options for a variety of light vehicles and to the aftermarket.

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

CHAAS ACQUISITIONS, LLC

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net sales. Net sales for the first quarter of 2006 were $106.5 million, representing a decrease of $4.8 million, or 4.3%, compared with net sales of $111.3 million for the first quarter of 2005. North American OEM sales decreased approximately $5.3 million, primarily as a result of general overall volume decline in SUVs and light trucks. Sales to our aftermarket customers in Europe increased by $3.8 million as a result of higher unit tow bar sales at Brink and in North America decreased by $0.3 million. The sales decrease includes approximately $3.0 million due to the decrease of the average exchange rates between the US Dollar and primarily the Euro, the functional currency of Brink and SportRack Europe.

Gross profit. Gross profit for the first quarter of 2006 was $17.5 million, which represents a decrease of $2.3 million, or 11.6%, compared with gross profit of $19.8 million for the first quarter of 2005. Gross profit as a percentage of net sales was 16.5% for the first quarter of 2006 and 17.8% for the first quarter of 2005. The decrease in gross profit and margin reflects the impact of manufacturing performance, increases in raw material costs and the impact of exchange. Offsetting the decrease was an overall positive product mix on the lower sales.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first quarter of 2006 were $15.4 million, representing a decrease of $1.2 million, or 7.1%, compared with $16.6 million for the first quarter of 2005. Excluding the impact of exchange of $0.6 million, the decrease was primarily due to lower engineering, selling and commission costs as a result of lower overall volumes.

CHAAS ACQUISITIONS, LLC

Operating income. Our operating income for the first quarter of 2006 was $0.1 million representing a decrease of $1.0 million, or 90.9%, compared with operating income of $1.1 million for the first quarter of 2005. The decrease resulted from decreased gross profit offset slightly by lower selling, administrative and product development expenses, as discussed above.

Interest expense. Interest expense for both the first quarter of 2006 and the first quarter of 2005 was $5.7 million. The impact of exchange of the first quarter of 2006 over the first quarter of 2005 was favorable by $0.1 million, which was offset by slightly higher interest rates.

Foreign currency gain (loss). Foreign currency gain in the first quarter of 2006 was $0.7 million compared to a foreign currency loss of $1.3 million in the first quarter of 2005. Both the gain and loss were primarily attributable to the US Dollar denominated intercompany indebtedness of Brink, whose functional currency is the Euro. The intercompany indebtedness for our Canadian subsidiaries is deemed to be permanently invested and therefore changes in the intercompany balances for these subsidiaries caused by foreign currency fluctuations have been recorded in the currency translation adjustment account and included in other comprehensive income.

Provision for (benefit from) income taxes. During the first quarter of 2006 we recorded a loss before income taxes of $4.9 million and recorded an income tax provision of $0.4 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets (including current net operating losses) of all North American operations and differences in the tax rates of foreign operations.  During the first quarter of 2005 we had a net loss before taxes of $5.9 million and recorded an income tax benefit of $24,000.

Net loss. We recorded a net loss of $5.3 million in the first quarter of 2006 and $5.9 million in the first quarter of 2005. The net losses were a result of the items discussed above related to net sales, gross profit, foreign currency loss and the other expense and income items.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Our indebtedness at March 31, 2006 was $212.7 million including current maturities of $4.4 million.

Although we were able to meet our senior leverage covenant for the quarter ended December 31, 2005, we anticipated that we would be unable to meet our fixed charge coverage ratio covenant for the quarter ended December 31, 2005 and future quarters.

On March 29, 2006, we entered into the Seventh Amendment to the Amended and Restated Credit Agreement (the "Seventh Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio covenant and the senior secured leverage ratio covenant.

Prior to this modification, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.05 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries were 1.25 to 1.00 for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio for all borrowers and their subsidiaries range from 1.15 to 1.00 for the fiscal quarter ending March 31, 2007 and for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for European borrowers and their subsidiaries are 1.25 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for the following fiscal quarters through December 31, 2006. The actual fixed charge coverage ratio for the fiscal quarter ended March 31, 2006 was 1.53 to 1.00 and we were in compliance with the modified covenant as of March 31, 2006.

CHAAS ACQUISITIONS, LLC

Prior to the modification of the senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries were 1.75 to 1.00 for the fiscal quarters ended March 31, 2005 and June 30, 2005; 1.50 to 1.00 for the fiscal quarter ended September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Under the modified senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries range from 2.00 to 1.00 for fiscal quarters ended March 31, 2006 and June 30, 2006; 1.75 to 1.00 for the fiscal quarter ending September 30, 2006; 1.50 to 1.00 for the fiscal quarter ending December 31, 2006; and 1.25 to 1.00 for each fiscal quarter ending thereafter. The actual leverage ratio for the quarter ended March 31, 2006 was 1.68 to 1.00 and we were in compliance with the modified covenant as of March 31, 2006.

In addition, the Seventh Amendment modified the definition of "Obligations" under the credit agreement to include obligations of any credit party in favor of any lender party to the credit agreement arising under (i) certain bank products offered by such lender or (ii) any agreement with such lender to fix or hedge foreign currency risk of up to an aggregate maximum amount of $2.4 million. A copy of the Seventh Amendment was attached as an exhibit to the Annual Report filed on Form 10-K as of December 31, 2005.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	March 31, 2006	December 31, 2005
	(in thousands)
Working Capital	$71,108	$74,416

	Three months ended March 31,
	2006	2005
	(in thousands)
Cash flows used for operating activities	$(4,952)	$(4,161)
Cash flows used for investing activities	$(2,339)	$(4,827)
Cash flows used for financing activities	$(2,044)	$(547)

Working capital

Working capital decreased by $3.3 million to $71.1 million at March 31, 2006 from $74.4 million at December 31, 2005. This decrease is primarily due to a decrease in cash of $9.2 million and increases in accounts payable and accrued liabilities of $5.7 million and $4.5 million, respectively. These were offset by increases in accounts receivable and inventories of $13.7 million and $2.6 million, respectively. The net working capital decrease was favorably impacted by the increased exchange rate between the US Dollar and local currencies, especially the Euro, as of March 31, 2006 as compared with the exchange rate as of December 31, 2005.

The major components of the working capital change were accounts receivable, inventory and accounts payable. The increase in these three components was attributable to increased sales and production levels on a year-to-date basis as compared with the last several months of 2005.

Investing activities

Cash flow used for investing activities for the first three months of 2006 and 2005 represented acquisitions of property and equipment of $2.4 million and $4.8 million, respectively, and were primarily for the expansion of capacity, productivity, process improvements and maintenance.

CHAAS ACQUISITIONS, LLC

Capital expenditures

Our capital expenditures for 2005 were $9.3 million. Approximately $8.0 million was spent in connection with the expansion of capacity, productivity and process improvements and maintenance of machinery, equipment and tooling, $0.9 million was spent on furniture, fixtures and computers, $0.4 million on uncompleted construction in process and $0.1 million on repairs and improvements to land and buildings. Our 2005 capital expenditures were paid for from cash flows provided by operating activities or borrowings against our revolving credit facilities. We estimate that capital expenditures for 2006 will be approximately $11.3 million, primarily for the expansion of capacity, productivity and process improvements and maintenance. Our 2006 capital expenditures are anticipated to be paid for from our current cash and cash provided by operating activities.

Financing activities

During the first three months of 2006, financing cash flows included a decrease in borrowings under the revolving line of credit of $1.3 million and repayment of debt of $0.8 million. For the same period in 2005 the financing cash flows included a reduction in the revolving line of credit of $0.2 million and repayment of debt of $0.3 million.

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

Debt and Credit Sources

Our indebtedness at March 31, 2006 was $212.7 million. We expect that our primary sources of cash will be from operating activities and borrowings under our revolving credit facilities. As of March 31, 2006, we had borrowings under the revolving credit facilities totaling $37.8 million and had $12.1 million of available borrowing capacity. Standby letters of credit totaling $3.3 million providing security for our US workers compensation program reduced borrowing availability.

On March 29, 2006 we entered into the Seventh Amendment to the Amended and Restated Credit Agreement. See the discussion of the amendment to the credit facility in "- Liquidity and Capital Resources".

CHAAS ACQUISITIONS, LLC

International operations

We conduct operations in several foreign countries including Canada, the Czech Republic, Denmark, France, Germany, Italy, The Netherlands, Poland, Spain, Sweden and the United Kingdom. Net sales from international operations during the first three months of 2006 were $41.1 million, or 38.6% of our net sales. At March 31, 2006, assets associated with these operations were approximately 40.5% of total assets, and we had indebtedness denominated in currencies other than the US Dollar of approximately $22.1 million.

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

Currency contracts

We have significant operations in Europe where the functional currency is the Euro. On February 12, 2004, when the Euro to the US Dollar exchange rate was 1.28:1.00, we entered into a series of foreign currency forward option contracts related to the Euro ("Euro Collar"), which matured quarterly on a staggered basis. On May 12, 2004 when the Euro to US Dollar exchange rate was 1.19:1.00, we entered into additional foreign currency option contracts. We provided a $1.9 million letter of credit in support of the foreign currency option contracts. To the extent that the quarter end exchange rate fell between the Euro Collar exchange rates, fulfillment of the Euro Collar exchange contracts would have resulted in offsetting foreign currency gains and losses upon expiration. For each reporting period we recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. The final option contracts expired during the second quarter of 2005. For the three months ended March 31, 2005, the Company recorded an unrealized gain on foreign currency options of $138,000.

Upon expiration of the option contracts in the second quarter of 2005, the $1.9 million letter of credit described above expired.

Recently issued accounting standards

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value as the measurement objective for share-based payment transactions with employees. The intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees" approximates the fair value method per SFAS No. 123(R) and there is no additional expense to disclose. Therefore, the cumulative impact of adopting this standard effective January 1, 2006 was not significant to the Company’s operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In May 2004, we executed several foreign currency option contracts. See " - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Credit Sources - Currency Contracts".

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006 and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in internal controls or in other factors that could significantly affect these controls during the quarter.

CHAAS ACQUISITIONS, LLC

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

Item 1A. Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

CHAAS ACQUISITIONS, LLC

Date: May 12, 2006	/s/ Ronald J. Gardhouse
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