Form 10-Q
period 2006-06-30
CHAAS ACQUISITIONS LLC
filed 2006-08-18
CIK 1244041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

Form 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2006
Membership Units	100

CHAAS ACQUISITIONS, LLC

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current assets
Cash	$2,185	$13,429
Accounts receivable, less reserves of $165 and $1,870, respectively	31,604	64,318
Inventories
Raw materials	6,542	21,740
Work-in-process	4,478	13,153
Finished goods	1,289	27,857
Reserves	(1,002)	(4,437)
Total inventories	11,307	58,313
Other current assets	4,200	6,554
Total assets of discontinued operations	206,066	—
Total current assets	255,362	142,614
Property and equipment, net	17,579	62,871
Intangible assets, net	64,319	87,328
Deferred income taxes	—	131
Other noncurrent assets	30,635	18,502
Total Assets	$367,895	$311,446

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$14	$3,940
Accounts payable	20,528	40,037
Accrued liabilities	4,805	22,708
Deferred income taxes	—	1,513
Total liabilities of discontinued operations	239,416	—
Total current liabilities	264,763	68,198
Noncurrent liabilities
Deferred income taxes	1,797	5,119
Other noncurrent liabilities	44,060	4,558
Long-term debt, less current maturities	34,136	209,808
Total noncurrent liabilities	79,993	219,485
Members’ equity
Units	100,900	100,900
Other comprehensive income	6,193	4,338
Accumulated deficit	(83,954)	(81,475)
Total members’ equity	23,139	23,763
Total Liabilities and Members’ Equity	$367,895	$311,446

The accompanying notes are an integral part of the
consolidated condensed financial statements.

PART I. FINANCIAL INFORMATION

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$46,950	$52,353	$92,312	$102,334
Cost of sales	42,392	45,888	84,502	89,982
Gross profit	4,558	6,465	7,810	12,352
Selling, administrative and product development expenses	4,564	5,237	9,344	11,056
Amortization of intangible assets	1,797	1,797	3,591	3,597
Operating loss	(1,803)	(569)	(5,125)	(2,301)
Other expense
Interest expense	(869)	(637)	(1,665)	(1,208)
Foreign currency gain (loss), net	439	(440)	637	(609)
Other income (expense)	(16)	75	(1)	71
Loss from continuing operations before income taxes	(2,249)	(1,571)	(6,154)	(4,047)
Benefit from income taxes	(978)	(149)	(844)	(282)
Net loss from continuing operations	(1,271)	(1,422)	(5,310)	(3,765)
Discontinued operations:
Income (loss) from discontinued operations	5,989	2,124	4,996	(1,299)
Provision for income taxes	1,944	1,166	2,165	1,275
Net income (loss) from discontinued operations	4,045	958	2,831	(2,574)
Net income (loss)	$2,774	$(464)	$(2,479)	$(6,339)

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,479)	$(6,339)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
Depreciation and amortization	10,971	12,604
Deferred taxes	(781)	(671)
Foreign currency (gain)/loss	(2,632)	3,478
Loss on disposal of assets	772	8
Interest accretion on notes	834	689
Changes in assets and liabilities, net:
Accounts receivable	(20,685)	(23,718)
Inventories	942	5
Other current assets	251	(3,341)
Other noncurrent assets	(1,358)	4,057
Accounts payable	9,606	3,876
Accrued liabilities	3,122	3,288
Other noncurrent liabilities	215	(572)
Net cash used for operating activities	(1,222)	(6,636)

CASH FLOWS USED FOR INVESTING ACTIVITIES:

Acquisition of property and equipment	(3,359)	(6,766)
Proceeds from disposals of property and equipment	143	—
Net cash used for investing activities	(3,216)	(6,766)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:

Net increase (decrease) in revolving loan	(675)	6,182
Repayment of debt	(1,898)	(1,045)
Net cash (used for) provided by financing activities	(2,573)	5,137

Effect of exchange rate changes	533	(769)
Net decrease in cash	(6,478)	(9,034)
Cash at beginning of period	13,429	14,747
Cash at end of period	$6,951	$5,713

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the Six Months Ended June 30, 2006
(Dollars in thousands)
(Unaudited)

		Other		Total
	Members’	comprehensive	Accumulated	members’
	capital	income	deficit	equity

Balance at December 31, 2005	$100,900	$4,338	$(81,475)	$23,763
Currency translation adjustment	—	1,855	—	1,855
Net loss	—	—	(2,479)	(2,479)
Balance at June 30, 2006	$100,900	$6,193	$(83,954)	$23,139

The accompanying notes are an integral part of the
consolidated condensed financial statements.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. BASIS OF PRESENTATION

On April 15, 2003, substantially all of the equity interests of Advanced Accessory Systems, LLC (“AAS” or "Predecessor") were acquired by Castle Harlan Partners IV, L.P. (the "Acquisition"), a private equity investment fund organized and managed by Castle Harlan Inc. CHAAS Holdings, LLC (“CHAAS Holdings”) was formed in April 2003 in connection with the Acquisition and was the direct parent of CHAAS Acquisitions, LLC (“CHAAS Acquisitions” or “the Company”) which was formed as an acquisition vehicle to acquire the Predecessor's equity interest from J.P. Morgan Partners (23 SBIC), LLC, directors and officers of the Predecessor, and other investors .

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

In January 2004, Advanced Accessory Holdings Corporation (“AAHC”) was formed by CHAAS Holdings, LLC in connection with an offering of the $88,000 aggregate principal amount at maturity, 13¼% Senior Discount Notes due 2011. At that time, CHAAS Holdings made a contribution of all of its equity interests in the Company to AAHC in exchange for all the outstanding membership units of AAHC. CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of CHAAS Acquisitions and the indirect parent of the Predecessor. Unless the context otherwise requires, all information which refers to “we,” “our” or “us” refers to the Company and its subsidiaries.

The Acquisition was accounted for in accordance with the purchase method of accounting. Accordingly, the purchase price of the Acquisition has been allocated to identifiable assets acquired and liabilities assumed based upon the estimated fair values at the acquisition date. The Company engaged an independent appraiser to assist in the determination of fair value at the acquisition date and such independent appraiser completed its work during the fourth quarter of 2003. The accompanying financial statements of the Company as of and for the periods ended June 30, 2005, December 31, 2005 and June 30, 2006 reflect the allocation of the purchase consideration to tangible assets, goodwill and other identifiable intangible assets.

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006 and 2005.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	DISCONTINUED OPERATIONS

On May 17, 2006, the Company and certain of its affiliates signed a purchase agreement (the “Agreement”) with Thule AB (“Buyer”) to sell substantially all of the net assets of Valley Industries, LLC (“Valley”) and all of the issued and outstanding stock of CHAAS Holdings B.V. (“Brink”) and AAS (collectively, the “Discontinued Companies”). Pursuant to the Agreement, the Buyer will purchase the Automotive Accessories Business, consisting of Valley, Brink and SportRack Accessories Inc. and their respective subsidiaries. In accordance with the Agreement, on May 12, 2006, AAS transferred 100% of the outstanding membership interest of SportRack, LLC to the Company, and SportRack, LLC transferred to AAS its ownership of 10% of the outstanding stock issued by SportRack Accessories, Inc. in order that SportRack Accessories, Inc. is a wholly-owned subsidiary of AAS. The proceeds of the sale will be $203,000.  The expected gain on the sale is in the range of $75,000 to $85,000 based on current book values and the retirement of all of the long-term debt of the Company, except for certain capital leases. On July 13, 2006 the Company, certain of its affiliates and the Buyer signed Amendment No. 1 to the Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.1. The Company expects the transaction contemplated by the Agreement, as amended, to be consummated in the third quarter. A copy of the Agreement was filed as an exhibit to Form 8-K dated May 12, 2006.

The Discontinued Companies manufacture towing systems for the Original Equipment Manufacturer’s market (OEM) and aftermarket in North America and Europe and lifestyle accessories for both the automotive and sporting accessory aftermarkets. These accessories typically attach to towing or rack systems and are used for carrying items such as bicycles, skis, luggage, surfboards and sailboards.

On June 5, 2006, in connection with the sale of the Discontinued Companies, AAHC, AAS and AAS Capital Corporation (a wholly-owned subsidiary of AAS) commenced a combined tender offer and consent solicitation in respect of the 13¼% Senior Discount Notes due 2011, issued by AAHC pursuant to the indenture dated February 4, 2004 and the 10¾% Senior Notes due 2011, issued by AAS and AAS Capital Corporation, pursuant to the indenture dated May 23, 2003. A copy of the press release announcing the combined tender offer and consent solicitation was filed as an exhibit to Form 8-K dated June 5, 2006.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”) the net assets of the Discontinued Companies were accounted for as held for sale subsequent to the signing of the Agreement on May 17, 2006. Accordingly, the Statement of Operations reports the results of the Discontinued Companies in a separate component of income after net loss from continuing operations for both current and prior periods. The assets and liabilities of the Discontinued Companies are presented separately as one line item each for total assets and liabilities for the current period only.

SFAS No. 144 also requires long lived assets classified as held for sale to be recorded at the lower of their carrying value or fair value less cost to sell and that depreciation and amortization not be recorded on long lived assets while classified as held for sale. Based on the expected gain on the sale of the Discontinued Companies, the Company believes that the book value of their net assets is fairly stated and no write-down to fair value is required.

Revenue and pre-tax income (loss) of the Discontinued Companies are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues	$78,583	$76,069	$139,748	$137,358
Pre-tax income (loss)	5,989	2,124	4,996	(1,299)

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

2.	DISCONTINUED OPERATIONS - (continued)

The assets and liabilities of the Discontinued Companies are as follows:

June 30, 2006

Cash	$4,766
Accounts Receivable	55,576
Inventory	48,619
Property and equipment, net	43,315
Intangible Assets, net	20,970
Other assets	32,820
Total assets of Discontinued Companies	$206,066

Current maturities of long-term debt	$4,565
Accounts payable	29,982
Accrued liabilities	22,061
Long-term debt	175,001
Deferred taxes	4,436
Other liabilities	3,371
Total liabilities of Discontinued Companies	$239,416

3.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company is as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net income (loss)	$2,774	$(464)	$(2,479)	$(6,339)
Change in the cumulative translation adjustment, net of tax	1,855	(2,108)	1,855	(3,798)
Comprehensive income (loss)	$4,629	$(2,572)	$(624)	$(10,137)

4.	CURRENCY CONTRACTS

The Company has significant operations in Europe where the functional currency is the Euro. In February and May 2004, the Company entered into a series of foreign currency forward option contracts related to the Euro (“Euro Collar”), which matured quarterly on a staggered basis. For each reporting period, the Company recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. The final option contracts expired during the second quarter of 2005. For the three and six months ended June 30, 2005, the Company recorded an unrealized gain on foreign currency options of $26 and $164, respectively.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5. INTANGIBLE ASSETS

A summary of intangible assets identified by the Company follows:

	Customer Contracts	Customer Relationships	Technology	Intangible Pension Asset	Tradename / Trademark	Deferred Financing Costs	Deferred Selling Costs	Total

Amortization period in years	8 - 10	15 - 21	10	15	Indefinite	7 - 8	Indefinite

Balance at December 31, 2005	$30,989	$30,643	$13,183	$466	$7,070	$4,977	$—	$87,328
Less discontinued operations at December 31, 2005	(68)	(12,819)	(58)	—	(2,876)	(4,783)	—	(20,604)
Balance at December 31, 2005 from continuing operations	30,921	17,824	13,125	466	4,194	194	—	66,724
Additions	—	—	—	—	—	278	732	1,010
Foreign currency translation	76	117		—	25	—	—	218
Amortization	(2,150)	(543)	(900)	—	—	(40)	—	(3,633)

Balance at June 30, 2006	$28,847	$17,398	$12,225	$466	$4,219	$432	$732	$64,319

Amortization expense of identifiable intangible assets for the three and six months ended June 30, 2006 was $1,818 and $3,633, respectively, which included $20 and $40 of amortization of deferred financing costs included in interest expense.

6.	RESTRUCTURING COSTS

On March 8, 2006 the Company announced its intention to close the Greenwood, Mississippi facility. Current production is being transferred to other locations. The costs to close the facility will include severance, cost to move equipment and ongoing lease costs and are estimated to be approximately $2,200.

During the three and six months ended June 30, 2006 the Company accrued $133 and $191, respectively, as a ratable portion of the employee termination costs. No payments were made against this accrual and the liability at June 30, 2006 was $191. The Company anticipates that the closure will be complete during the third quarter of 2006.

7.	CONDENSED CONSOLIDATING INFORMATION

On May 23, 2003, the Company’s 100%-owned subsidiaries, AAS and AAS Capital Corporation, issued and sold 10¾% Senior Notes - Series A due 2011. On November 18, 2003, these notes were exchanged for 10¾% Senior Notes - Series B, (the “10¾% Senior Notes”) having substantially the same terms. The 10¾% Senior Notes are guaranteed on a full, unconditional and joint and several basis by the Company and all of the Company’s direct and indirect wholly-owned domestic subsidiaries.

On June 5, 2006, in connection with the sale of the Discontinued Companies, AAHC, AAS and AAS Capital Corporation (a wholly-owned subsidiary of AAS) commenced a combined tender offer and consent solicitation in respect of the 13¼% Senior Discount Notes due 2011, issued by AAHC pursuant to the indenture dated February 4, 2004 and the 10¾% Senior Notes. A copy of the press release announcing the combined tender offer and consent agreement was filed as an exhibit to Form 8-K dated June 5, 2006.

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as Parent, as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 as if it accounted for its subsidiaries on the equity method, (ii) AAS and AAS Capital Corporation as Issuers; (iii) Guarantor Subsidiaries which are domestic, 100%-owned subsidiaries and include SportRack LLC, Valley, AAS Acquisitions, LLC and ValTek, LLC; and (iv) the Non-guarantor Subsidiaries which are foreign, 100%-owned subsidiaries and include Brink and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries (collectively, “SportRack Europe”). The financial position of the Discontinued Companies as of June 30, 2006 and their results of operations for all periods presented are presented as discontinued operations in the appropriate category described above.

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	CONDENSED CONSOLIDATING INFORMATION - (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
ASSETS
Current assets
Cash	$16	$—	$1,134	$1,035	$—	$2,185
Accounts receivable	—	—	27,144	4,460	—	31,604
Inventories	—	—	9,042	2,265	—	11,307
Other current assets	—	1,206	2,265	729	—	4,200
Total assets of discontinued operations	—	93,179	32,212	80,675	—	206,066
Total current assets	16	94,385	71,797	89,164	—	255,362
Property and equipment, net	—	140	16,068	1,371	—	17,579
Intangible assets, net	730	—	60,623	2,966	—	64,319
Deferred income taxes and other noncurrent assets	—	—	30,635	—	—	30,635
Investment in and advances to subsidiaries	48,570	157,843	13,666	249	(220,328)	—
Total assets	$49,316	$252,368	$192,789	$93,750	$(220,328)	$367,895
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$14	$—	$—	$14
Accounts payable	—	—	19,082	1,446	—	20,528
Accrued liabilities and deferred income taxes	—	1,177	2,902	726	—	4,805
Total liabilities of discontinued operations	—	150,000	22,521	66,895	—	239,416
Total current liabilities	—	151,177	44,519	69,067	—	64,763
Deferred income taxes and other noncurrent liabilities	42,197	17,066	(13,680)	274	—	45,857
Long-term debt, less current maturities	—	—	34,136	—	—	34,136
Intercompany debt	(16,020)	—	7,777	8,243	—	—
Members’ equity	23,139	84,125	120,037	16,166	(220,328)	23,139
Total liabilities and members’ equity	$49,316	$252,368	$192,789	$93,750	$(220,328)	$367,895

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
ASSETS
Current assets
Cash	$16	$—	$7,041	$6,372	$—	$13,429
Accounts receivable	—	—	38,977	25,341	—	64,318
Inventories	—	—	24,326	33,987	—	58,313
Deferred income taxes and other current assets	—	1,670	2,858	2,026	—	6,554
Total current assets	16	1,670	73,202	67,726	—	142,614
Property and equipment, net	—	170	28,885	33,816	—	62,871
Intangible assets, net	—	4,442	63,894	18,992	—	87,328
Deferred income taxes and other noncurrent assets	252	14,024	3,116	1,241	—	18,633
Investment in and advances to subsidiaries	49,194	219,175	13,666	249	(282,284)	—
Total assets	$49,462	$239,481	$182,763	$122,024	$(282,284)	$311,446
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$80	$3,860	$—	$3,940
Accounts payable	—	—	25,323	14,714	—	40,037
Accrued liabilities and deferred income taxes	606	1,162	8,324	14,129	—	24,221
Total current liabilities	606	1,162	33,727	32,703	—	68,198
Deferred income taxes and other noncurrent liabilities	—	17,066	(15,466)	8,077	—	9,677
Long-term debt, less current maturities	—	150,000	41,398	18,410	—	209,808
Intercompany debt	25,093	—	1,483	57,490	(84,066)	—
Members’ equity	23,763	71,253	121,621	5,344	(198,218)	23,763
Total liabilities and members’ equity	$49,462	$239,481	$182,763	$122,024	$(282,284)	$311,446

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2006

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$41,601	$5,349	$—	$46,950
Cost of sales	—	—	37,351	5,041	—	42,392
Gross profit	—	—	4,250	308	—	4,558
Selling, administrative and product development expenses	—	1,359	2,852	353	—	4,564
Amortization of intangible assets	—	—	1,725	72	—	1,797
Operating loss	—	(1,359)	(327)	(117)	—	(1,803)
Interest expense	—	—	(868)	(1)	—	(869)
Equity in income (loss) of subsidiaries	2,774	—	—	—	(2,774)	—
Foreign currency gain, net	—	60	—	379	—	439
Other income (expense)	—	—	(16)	—	—	(16)
Income (loss) before income taxes	2,774	(1,299)	(1,211)	261	(2,774)	(2,249)
Provision for (benefit from) income taxes	(965)	—	—	(13)	—	(978)
Net income (loss) from continuing operations	3,739	(1,299)	(1,211)	274	(2,774)	(1,271)
Discontinued operations:
Income (loss) from discontinued operations	—	(3,619)	2,248	7,360	—	5,989
Provision for income taxes	—	—	6	1,938	—	1,944
Income (loss) from discontinued operations	—	(3,619)	2,242	5,422	—	4,045
Net income (loss)	$3,739	$(4,918)	$1,031	$5,696	$(2,774)	$2,774

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$47,932	$4,421	$—	$52,353
Cost of sales	—	—	41,714	4,174	—	45,888
Gross profit	—	—	6,218	247	—	6,465
Selling, administrative and product development expenses	—	1,353	3,487	397	—	5,237
Amortization of intangible assets	—	—	1,725	72	—	1,797
Operating income (loss)	—	(1,353)	1,006	(222)	—	(569)
Interest expense	—	—	(633)	(4)	—	(637)
Equity in income (loss) of subsidiaries	(441)	—	—	—	441	—
Foreign currency gain (loss), net	—	26	—	(466)	—	(440)
Other income (expense)	(23)	—	41	57	—	75
Income (loss) before income taxes	(464)	(1,327)	414	(635)	441	(1,571)
Benefit from income taxes	—	—	—	(149)	—	(149)
Net income (loss) from continuing operations	(464)	(1,327)	414	(486)	441	(1,422)
Discontinued operations:
Income (loss) from discontinued operations	—	(3,380)	1,726	3,778	—	2,124
Provision for (benefit from) income taxes	—	—	(3)	1,169	—	1,166
Income (loss) from discontinued operations	—	(3,380)	1,729	2,609	—	958
Net income (loss)	$(464)	$(4,707)	$2,143	$2,123	$441	$(464)

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2006

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$82,217	$10,095	$—	$92,312
Cost of sales	—	—	75,396	9,106	—	84,502
Gross profit	—	—	6,821	989	—	7,810
Selling, administrative and product development expenses	—	2,711	5,916	717	—	9,344
Amortization of intangible assets	—	—	3,450	141	—	3,591
Operating income (loss)	—	(2,711)	(2,545)	131	—	(5,125)
Interest expense	—	—	(1,664)	(1)	—	(1,665)
Equity in income (loss) of subsidiaries	(2,479)	—	—	—	2,479	—
Foreign currency gain	—	77	—	560	—	637
Other income (expense)	—	—	5	(6)	—	(1)
Income (loss) before income taxes	(2,479)	(2,634)	(4,204)	684	2,479	(6,154)
Provision for income taxes	(965)	—	3	118	—	(844)
Net income (loss) from continuing operations	(1,514)	(2,634)	(4,207)	566	2,479	(5,310)
Discontinued operations:
Income (loss) from discontinued operations	—	(7,227)	2,641	9,582	—	4,996
Provision for income taxes	—	—	19	2,146	—	2,165
Income (loss) from discontinued operations	—	(7,227)	2,622	7,436	—	2,831
Net income (loss)	$(1,514)	$(9,861)	$(1,585)	$8,002	$2,479	$(2,479)

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net sales	$—	$—	$93,813	$8,521	$—	$102,334
Cost of sales	—	—	82,227	7,755	—	89,982
Gross profit	—	—	11,586	766	—	12,352
Selling, administrative and product development expenses	—	3,019	7,196	841	—	11,056
Amortization of intangible assets	—	—	3,450	147	—	3,597
Operating income (loss)	—	(3,019)	940	(222)	—	(2,301)
Interest expense	—	—	(1,206)	(2)	—	(1,208)
Equity in income (loss) of subsidiaries	(6,316)	—	—	—	6,316	—
Foreign currency gain (loss)	—	164	7	(780)	—	(609)
Other income (expense)	(23)	—	38	56	—	71
Loss before income taxes	(6,339)	(2,855)	(221)	(948)	6,316	(4,047)
Benefit from income taxes	—	—	—	(282)	—	(282)
Net loss	(6,339)	(2,855)	(221)	(666)	6,316	(3,765)
Discontinued operations:
Income (loss) from discontinued operations	—	(6,807)	1,649	3,859	—	(1,299)
Provision for income taxes	—	—	12	1,263	—	1,275
Income (loss) from discontinued operations	—	(6,807)	1,637	2,596	—	(2,574)
Net income (loss)	$(6,339)	$(9,662)	$1,416	$1,930	$6,316	$(6,339)

CHAAS ACQUISITIONS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

7.	CONDENSED CONSOLIDATING INFORMATION — (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2006

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$(1,336)	$(9,054)	$4,519	$4,649	$—	$(1,222)
Cash flows from investing activities:
Acquisition of property and equipment	—	—	(2,103)	(1,256)	—	(3,359)
Proceeds from disposals	—	—	31	112	—	143
Net cash used for investing activities	—	—	(2,072)	(1,144)	—	(3,216)
Cash flows from financing activities:
Change in intercompany debt	1,336	9,054	(7,398)	(2,992)	—	—
Net increase (decrease) in revolving loan	—	—	(675)	—	—	(675)
Repayment of debt	—	—	(32)	(1,866)	—	(1,898)
Net cash provided by (used for) financing activities	1,336	9,054	(8,105)	(4,858)	—	(2,573)
Effect of exchange rate changes	—	—	—	533	—	533
Net decrease in cash	—	—	(5,658)	(820)	—	(6,478)
Cash at beginning of period	16	—	7,041	6,372	—	13,429
Cash at end of period	$16	$—	$1,383	$5,552	$—	$6,951

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005

	Parent	Issuers	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations/ adjustments	Consolidated
Net cash provided by (used for) operating activities	$—	$(9,220)	$5,423	$(2,839)	$—	$(6,636)
Cash flows from investing activities:
Acquisition of property and equipment	—	(10)	(5,474)	(1,282)	—	(6,766)
Net cash used for investing activities	—	(10)	(5,474)	(1,282)	—	(6,766)
Cash flows from financing activities:
Change in intercompany debt	—	9,230	(7,546)	(1,684)	—	—
Net increase (decrease) in revolving loan	—	—	3,654	2,528	—	6,182
Repayment of debt	—	—	71	(1,116)	—	(1,045)
Net cash provided by (used for) financing activities	—	9,230	(3,821)	(272)	—	5,137
Effect of exchange rate changes	—	—	—	(769)	—	(769)
Net decrease in cash	—	—	(3,872)	(5,162)	—	(9,034)
Cash at beginning of period	16	—	5,466	9,265	—	14,747
Cash at end of period	$16	$—	$1,594	$4,103	$—	$5,713

CHAAS ACQUISITIONS, LLC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Company Background

We believe that we are one of the world’s leading designers and manufacturers of exterior accessories for automotive original equipment manufacturers and the aftermarket. We design and manufacture a wide array of both rack systems and towing systems and related accessories. Our broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. Our towing products and accessories include trailer hitches, trailer balls, ball mounts, electrical harnesses, safety chains and locking pins. Our products are sold to original equipment manufacturers (“OEMs”) as standard accessories or options for a variety of light vehicles and to the aftermarket.

Discontinued Operations

On May 17, 2006 the Company and certain of its affiliates signed a purchase agreement (the “Agreement”) with Thule AB (“Buyer”) to sell substantially all of the net assets of Valley Industries, LLC (“Valley”) and all of the issued and outstanding stock of CHAAS Holdings B.V. (“Brink”) and Advanced Accessory Systems, LLC (“AAS” or “Predecessor”, together with Valley and Brink, the “Discontinued Companies”). Pursuant to the Agreement, the Buyer will purchase the Automotive Accessories Business, consisting of Valley, Brink and SportRack Accessories Inc. and their respective subsidiaries. In accordance with the Agreement, on May 12, 2006, AAS transferred 100% of the outstanding membership interest of SportRack, LLC to the Company, and SportRack, LLC transferred to AAS its ownership of 10% of the outstanding stock issued by SportRack Accessories, Inc. in order that SportRack Accessories, Inc. is a wholly-owned subsidiary of AAS. On July 13, 2006, the Company, certain of its affiliates and the Buyer signed Amendment No. 1 to the Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.1. The Company expects the transaction contemplated by the Agreement, as amended, to be consummated in the third quarter. A copy of the Agreement was filed as an exhibit to Form 8-K dated May 12, 2006.

On June 5, 2006, in connection with the sale of the Discontinued Companies, Advanced Accessory Holdings Corporation (“AAHC”), AAS and AAS Capital Corporation commenced a combined tender offer and consent solicitation in respect of the 13¼% Senior Discount Notes due 2011, issued by AAHC pursuant to the indenture dated February 4, 2004 and the 10¾% Senior Notes due 2011, issued by AAS and AAS Capital Corporation, pursuant to the indenture dated May 23, 2003. A copy of the press release announcing the combined tender offer and consent solicitation was filed as an exhibit to Form 8-K dated June 5, 2006.

CHAAS ACQUISITIONS, LLC

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

Financial Distress of US Domestic OEMs and Suppliers

The declining market share of US domestic OEMs, their high legacy costs, and increased raw material prices and higher energy costs have resulted in financial losses for them. As well, several large automotive suppliers have filed for Chapter 11 bankruptcy protection. A result of these issues is that the US domestic automotive industry is experiencing a major structural change. The Company is not able to predict how long these industry trends will continue, but a sustained downturn could have a material adverse effect on the Company's results of operations, cash flows and financial position.

The Acquisition

On April 15, 2003, substantially all of the equity interests of AAS were acquired by Castle Harlan Partners IV, L.P. (the “Acquisition”), a private equity investment fund organized and managed by Castle Harlan Inc., a private New York based equity firm. CHAAS Holdings, LLC (“CHAAS Holdings”) was formed in April 2003 in connection with the Acquisition and was the direct parent of the Company which was also formed pursuant to the Acquisition.

In January 2004, AAHC was formed by CHAAS Holdings. At that time, CHAAS Holdings made a contribution of all of its equity interests in the Company to AAHC in exchange for all the outstanding membership units of AAHC. CHAAS Holdings is the direct parent of AAHC and AAHC is the direct parent of the Company and the indirect parent of AAS. Unless the context otherwise requires, all information which refers to “we”, “our” or “us” refers to the Company and its subsidiaries.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net sales. Net sales for the second quarter of 2006 were $47.0 million, representing a decrease of $5.4 million, or 10.3%, compared with net sales of $52.4 million for the second quarter of 2005. North American OEM sales decreased by approximately $6.3 million, primarily as a result of a general overall volume decline in sport utility vehicles linked to higher fuel prices. This decline is partially offset by new product replacement programs such as the General Motors 900 series sport utility vehicles (“SUVs”) and new product offerings such as the Jeep Commander and GM’s HHR. European OEM sales increased by $0.9 million due to new business awards at Ford and Volkswagen. The European sales increase includes an increase of approximately $0.3 million due primarily to the increase of the average exchange rates between the US Dollar and primarily the Czech Koruna.

CHAAS ACQUISITIONS, LLC

    Gross profit. Gross profit for the second quarter of 2006 was $4.6 million, which represents a decrease of $1.9 million, or 29.2%, compared with gross profit of $6.5 million for the second quarter of 2005. Gross profit as a percentage of net sales was 9.8% for the second quarter of 2006 and 12.4% for the second quarter of 2005. The decrease in gross profit and margin reflects the impact of lower volume and product mix and increases in raw material costs, partially offset by improved plant operating performance.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the second quarter of 2006 were $4.6 million, representing a decrease of $0.6 million, or 11.5%, compared with $5.2 million for the second quarter of 2005. The net decrease is due to lower engineering and selling expenses, results of restructuring actions and cost improvements on tooling programs, and lower sales commissions in line with volume levels. These decreases are partially offset by the cost of restructuring actions included in the closing of the Greenwood, Mississippi plant.

Operating loss. The operating loss for the second quarter of 2006 was $1.8 million and $0.6 million for the second quarter of 2005. The increase in operating loss resulted from decreased gross profit partially offset by lower selling, administrative and product development expenses, as discussed above.

Interest expense. Interest expense for the second quarter of 2006 was $0.9 million and for the second quarter of 2005 was $0.6 million. This increase reflects higher interest rates and slightly higher debt levels in the second quarter of 2006 relative to 2005.

Foreign currency gain (loss). Foreign currency gain in the second quarter of 2006 was $0.4 million compared to a foreign currency loss of $0.4 million in the second quarter of 2005. Both the gain and loss were primarily attributable to the US Dollar-denominated intercompany indebtedness of SportRack Europe, whose functional currency is the Euro.

Benefit from income taxes. During the second quarter of 2006 we recorded a loss from continuing operations before income taxes of $2.2 million and recorded an income tax benefit of $1.0 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets (including current net operating losses) of all North American operations and differences in the tax rates of foreign operations.  During the second quarter of 2005 we had a net loss from continuing operations before taxes of $1.6 million and recorded an income tax benefit of $0.1 million.

Net loss from continuing operations. We recorded a net loss from continuing operations of $1.3 million in the second quarter of 2006 and $1.4 million in the second quarter of 2005. The increase in the loss was a result of the items discussed above related to net sales, gross profit and foreign currency.

Net income (loss) from discontinued operations. We recorded income from discontinued operations of $6.0 million in the second quarter of 2006 and an income tax provision of $2.0 million, resulting in net income from discontinued operations of $4.0 million. In the second quarter of 2005 we recorded income from discontinued operations of $2.1 million and an income tax provision of $1.2 million, resulting in net income from discontinued operations of $0.9 million. Gross profit in the second quarter of 2006 was $23.0 million which represents an increase of $3.0 million or 15.0%, compared with gross profit of $20.0 million for the same period in 2005. The increase is attributable to volume, pricing, discontinued depreciation partially offset by manufacturing performance. Foreign currency gain in the second quarter of 2006 was $0.7 million compared to a loss of $1.8 million in the second quarter of 2005. Both the foreign exchange gain and the loss were primarily attributable to the US Dollar-denominated intercompany indebtedness of Brink, whose functional currency is the Euro.

CHAAS ACQUISITIONS, LLC

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net sales. Net sales for the first six months of 2006 were $92.3 million, representing a decrease of $10.0 million, or 9.8%, compared with net sales of $102.3 million for the first six months of 2005. North American OEM sales decreased by approximately $11.6 million, primarily as a result of a general trend away from sport utility vehicles due to high operating costs at current fuel prices. This decrease is partially offset by the launch of replacement programs such as the General Motors 900 series line of SUVs and new product entries such as the Jeep Commander and GM’s HHR. This net decrease was offset by increased European OEM sales of $1.6 million which was driven by new business awards at Ford and Volkswagen.

Gross profit. Gross profit for the first six months of 2006 was $7.8 million, which represents a decrease of $4.6 million, or 37.1%, compared with gross profit of $12.4 million for the first six months of 2005. Gross profit as a percentage of net sales was 8.5% for the first six months of 2006 versus 12.1% for the first six months of 2005. The overall decrease in gross profit reflects volume and product mix as well as increases in raw material costs.

Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first six months of 2006 were $9.3 million representing a decrease of $1.8 million, or 16.2%, compared with $11.1 million for the first six months of 2005. The net decrease is due to lower engineering and selling expenses, results of restructuring actions and cost improvements on tooling programs, and lower sales commissions in line with volume levels. These decreases are partially offset by the cost of restructuring actions included in the closing of the Greenwood, Mississippi plant.

Operating loss. Our operating loss for the first six months of 2006 was $5.1 million representing a decrease of $2.8 million compared with an operating loss of $2.3 million for the first six months of 2005. The decrease resulted from decreased gross profit partially offset by lower selling, administrative and product development expenses, as discussed above.

Interest expense. Interest expense for the first six months of 2006 was $1.7 million representing an increase of $0.5 million or 41.7%, compared with interest expense of $1.2 million for the first six months of 2005. This increase reflects higher interest rates and debt levels in the first six months of 2006 relative to 2005.

Foreign currency gain (loss). Foreign currency gain in the first six months of 2006 was $0.6 million compared to a loss of $0.6 million in the first six months of 2005. Both the gain and loss were primarily attributable to the US Dollar-denominated intercompany indebtedness of SportRack Europe, whose functional currency is the Euro.

Benefit from income taxes. During the first six months of 2006 we recorded a loss from continuing operations before income taxes of $6.2 million and recorded an income tax benefit of $0.8 million. The effective tax rate differs from the US federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of all North American operations and differences in the tax rates of foreign countries. During the first six months of 2005 we had a net loss from continuing operations before taxes of $4.0 million and recorded an income tax benefit of $0.3 million.

Net loss from continuing operations. We recorded a net loss from continuing operations of $5.3 million in the first six months of 2006 and $3.8 million in the first six months of 2005. The net losses were a result of the items discussed above related to net sales, gross profit, foreign currency loss and the other expense and income items.

Net income from discontinued operations. We recorded income from discontinued operations of $5.0 million in the second quarter of 2006 and an income tax provision of $2.2 million, resulting in net income from discontinued operations of $2.8 million. In the second quarter of 2005 we recorded a loss from discontinued operations of $1.3 million and an income tax provision of $1.3 million, resulting in a net loss from discontinued operations of $2.6 million. Gross profit for the first six months of the 2006 was $37.3 million which represents an increase of $3.4 million, or 10.0% compared with gross profit of $33.9 for the same period in 2005. The increase is attributable to volume, pricing, discontinued depreciation partially offset by manufacturing performance and foreign exchange. Foreign currency gain in the first six months of 2006 was $1.2 million compared with a loss of $2.9 million in the first six months of 2005. Both the foreign exchange gain and the loss were primarily attributable to the US Dollar-denominated intercompany indebtedness of Brink, whose functional currency is the Euro.

CHAAS ACQUISITIONS, LLC

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. The indebtedness of our continuing operations at June 30, 2006 was $34.2 million including current maturities of $14,000.

On May 12, 2006, we entered into a Consent and Eighth Amendment to the Amended and Restated Credit Agreement (the “Eighth Amendment”) with General Electric Capital Corporation (“GECC”) individually as a lender and as agent for the lenders referred to therein. Under the Eighth Amendment, GECC and the lenders consented to the transfer (i) by AAS to the Company of 100% of the outstanding membership interests of SportRack, LLC and (ii) by SportRack, LLC to AAS of 10% of the outstanding stock issued by SportRack Accessories Inc., such that SportRack Accessories Inc. is a wholly-owned subsidiary of AAS, in each case in accordance with certain documents set forth in the Eighth Amendment. A copy of the Eighth Amendment was attached as an Exhibit to Form 8-K dated May 12, 2006.

On March 29, 2006, we entered into the Seventh Amendment to the Amended and Restated Credit Agreement (the "Seventh Amendment") with General Electric Capital Corporation individually as a lender and as agent for the lenders referred to therein to modify the fixed charge coverage ratio covenant and the senior secured leverage ratio covenant. Although we were able to meet our senior leverage covenant for the quarter ended December 31, 2005, the agreement was amended because we anticipated that we would be unable to meet our fixed charge coverage ratio covenant for the quarter ended December 31, 2005 and future quarters.

Prior to this modification, the required minimum fixed charge coverage ratios for all borrowers and their subsidiaries were 1.05 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for the European borrowers and their subsidiaries were 1.25 to 1.00 for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Under the modified fixed charge coverage ratio covenant, the required minimum fixed charge coverage ratio for all borrowers and their subsidiaries range from 1.15 to 1.00 for the fiscal quarter ending June 30, 2007 and for each fiscal quarter ending thereafter. The required minimum fixed charge coverage ratios for European borrowers and their subsidiaries are 1.25 to 1.00 for the fiscal quarter ended December 31, 2005 and 1.15 to 1.00 for the following fiscal quarters through December 31, 2006. The actual fixed charge coverage ratio for the fiscal quarter ended June 30, 2006 was 1.78 to 1.00 and we were in compliance with the modified covenant as of June 30, 2006.

Prior to the modification of the senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries were 1.75 to 1.00 for the fiscal quarters ended March 31, 2005 and June 30, 2005; 1.50 to 1.00 for the fiscal quarter ended September 30, 2005; and 1.25 to 1.00 for each fiscal quarter ending thereafter. Under the modified senior secured leverage ratio covenant, the required maximum leverage ratios for all borrowers and their subsidiaries range from 2.00 to 1.00 for fiscal quarters ended March 31, 2006 and June 30, 2006; 1.75 to 1.00 for the fiscal quarter ending September 30, 2006; 1.50 to 1.00 for the fiscal quarter ending December 31, 2006; and 1.25 to 1.00 for each fiscal quarter ending thereafter. The actual leverage ratio for the quarter ended June 30, 2006 was 1.55 to 1.00 and we were in compliance with the modified covenant as of June 30, 2006.

In addition, the Seventh Amendment modified the definition of “Obligations” under the credit agreement to include obligations of any credit party in favor of any lender party to the credit agreement arising under (i) certain bank products offered by such lender or (ii) any agreement with such lender to fix or hedge foreign currency risk of up to an aggregate maximum amount of $2.4 million. A copy of the Seventh Amendment was attached as an exhibit to the Annual Report filed on Form 10-K as of December 31, 2005.

CHAAS ACQUISITIONS, LLC

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

	June 30, 2006	December 31, 2005
	(in thousands)
Working Capital	$(9,401)	$74,416

	Six months ended June 30,
	2006	2005
	(in thousands)
Cash flows used for operating activities	$(1,222)	$(6,636)
Cash flows used for investing activities	$(3,216)	$(6,766)
Cash flows provided by (used for) financing activities	$(2,573)	$5,137

Working capital

Working capital decreased by $83.8 million to $(9.4) million at June 30, 2006 from $74.4 million at December 31, 2005 primarily due to the classification of the Discontinued Companies. Working capital before the reclassification of the Discontinued Companies increased by $2.7 million to $77.1 million at June 30, 2006 from $74.4 million at December 31, 2005. This increase is primarily due to increased accounts receivable and inventory of $22.9 million and $1.6 million, respectively. These increases were partially offset by increases in accounts payable ($10.5 million), accrued liabilities ($4.2 million) and current maturities of long-term debt ($0.6 million) and a decrease in cash of $6.5 million. The net working capital decrease was favorably impacted by the increased exchange rate between the US Dollar and local currencies, especially the Euro, as of June 30, 2006 as compared with the exchange rate as of December 31, 2005.

The major components of the working capital change were accounts receivable, accounts payable and accrued liabilities. The increase in these three components was attributable to increased sales and production levels prior to June 30 as compared with the normal year-end shutdown period in December.

Investing activities

Cash flow used for investing activities for the first six months of 2006 and 2005 included acquisitions of property and equipment of $3.4 million and $6.8 million, respectively, and were primarily for productivity and process improvements, and maintenance.

Capital expenditures

Our capital expenditures for 2005 were $9.3 million. Approximately $8.0 million was spent in connection with the expansion of capacity, productivity and process improvements and maintenance of machinery, equipment and tooling, $0.9 million was spent on furniture, fixtures and computers, $0.4 million on uncompleted construction in process and $0.1 million on repairs and improvements to land and buildings. Our 2005 capital expenditures were paid for from cash flows provided by operating activities or borrowings against our revolving credit facilities. We estimate that capital expenditures for 2006 will be approximately $11.1 million, primarily for the expansion of capacity, productivity and process improvements and maintenance. Our 2006 capital expenditures are anticipated to be paid for from our current cash and cash provided by operating activities.

Financing activities

During the first six months of 2006, financing cash flows included a decrease in borrowings under the revolving line of credit of $0.7 million and repayment of debt of $1.9 million. For the same period in 2005 the financing cash flows included an increase in the revolving line of credit of $6.2 million and repayment of debt of $1.0 million.

CHAAS ACQUISITIONS, LLC

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

In addition to the above, our senior credit facility includes obligations subject to variable interest rates. Borrowings under the credit facility, at the Company’s election, may be made as “index rate” loans or LIBOR rate loans, plus an applicable margin. As both the interest rate and the relative balances of the variable rate debt are not determinable, the interest related to the variable rate debt is not reflected in the above table. At December 31, 2005 the outstanding variable rate obligations were $43.2 million and the weighted average interest rate for those obligations was 7.65%.

Debt and Credit Sources

Our indebtedness at June 30, 2006 before the reclassification of the Discontinued Companies was $213.7 million. We expect that our primary sources of cash will be from operating activities and borrowings under our revolving credit facilities. As of June 30, 2006, we had borrowings under the revolving credit facilities totaling $35.1 million and had $16.1 million of available borrowing capacity. Standby letters of credit totaling $2.9 million providing security for our US workers compensation program reduced borrowing availability.

On May 12, 2006 we entered into the Eighth Amendment to the Amended and Restated Credit Agreement, and on March 29, 2006 we entered into the Seventh Amendment to the Amended and Restated Credit Agreement. See the discussion of the amendments to the credit facility in “- Liquidity and Capital Resources”.

International operations

Our continuing companies conduct operations in the Czech Republic, Germany and Spain. Net sales from international operations during the first six months of 2006 were $10.1 million, or 10.9% of our net sales. At June 30, 2006, assets associated with these operations were approximately 14.5% of total assets, and we had no indebtedness denominated in currencies other than the US Dollar.

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

CHAAS ACQUISITIONS, LLC

Currency contracts

We have significant operations in Europe where the functional currency is the Euro. In February and May 2004, we entered into a series of foreign currency forward option contracts related to the Euro (“Euro Collar”), which matured quarterly on a staggered basis. For each reporting period we recorded the fair value, as determined by independent financial institutions, of open obligations and the resultant gains and losses were recorded in the Statement of Operations. The final option contracts expired during the second quarter of 2005. For the three and six months ended June 30, 2005, the Company recorded an unrealized gain on foreign currency options of $26,000 and $164,000, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In May 2004, we executed several foreign currency option contracts. See “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt and Credit Sources - Currency Contracts”.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006 and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in internal controls or in other factors that could significantly affect these controls during the quarter.

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

CHAAS ACQUISITIONS, LLC

Item 4.  Submission of Matters to a Vote of Security-Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1
Amendment No. 1 to the Purchase Agreement, dated July 13, 2006, by and among CHAAS Acquisitions, LLC, Advanced Accessory Holdings Corporation, AAS Acquisitions, LLC, Valley Industries, LLC and Thule AB.

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

CHAAS ACQUISITIONS, LLC

Date: August 18, 2006	/s/ Ronald J. Gardhouse
Ronald J. Gardhouse
Chief Financial Officer
(Principal Financial Officer
and Authorized Signatory)

CHAAS ACQUISITIONS, LLC

EXHIBIT INDEX

Exhibit	Description

10.1
Amendment No. 1 to the Purchase Agreement, dated July 13, 2006, by and among CHAAS Acquisitions, LLC, Advanced Accessory Holdings Corporation, AAS Acquisitions, LLC, Valley Industries, LLC and Thule AB.

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